Form 10-Q
period 2024-03-31
Kindly MD, Inc.
filed 2024-06-27
CIK 1946573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 001-42103

KINDLY MD, INC.
(Exact name of Registrant as specified in its charter)

Utah	84-3829824
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5097 South 900 East Suite 100, Salt Lake City, UT 84117

(Address of Principal Executive Office and Zip Code)

(385) 388-8220

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	KDLY	The Nasdaq Stock Market LLC

Tradeable Warrants to purchase shares of Common Stock, par value $0.001 per share	KDLYW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of June 24, 2024, was 5,939,516.

KINDLY, MD, INC.

2024 QUARTERLY REPORT ON FORM 10-Q

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINDLY MD, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

KINDLY MD, INC.

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$287,383	$525,500
Accounts receivable	7,554	28,001
Inventory, net	55,872	63,202
Prepaid expenses and other current assets	5,210	225
Total Current Assets	356,019	616,928

Property and equipment, net	221,573	235,292
Operating lease right-of-use assets	210,447	235,706
Security deposits	11,276	11,276
TOTAL ASSETS	$799,315	$1,099,202

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$297,728	$329,810
Customer deposits	3,044	3,425
Current portion of operating lease liabilities	88,702	94,696
Current portion of notes payable, net	195,964	148,517
Derivative liability	276,000	238,000
Total Current Liabilities	861,438	814,448

Operating lease liabilities, net of current portion	143,713	164,295
Notes payable, net of current portion	177,286	228,871
TOTAL LIABILITIES	1,182,437	1,207,614

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 4,617,798 shares issued and outstanding as of March 31, 2024 and December 31, 2023	4,618	4,618
Additional paid-in capital	4,052,640	4,045,024
Accumulated deficit	(4,440,380)	(4,158,054)
TOTAL STOCKHOLDERS’ DEFICIT	(383,122)	(108,412)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$799,315	$1,099,202

The accompanying notes are an integral part of these condensed financial statements.

KINDLY MD, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Revenues	$829,029	$1,160,345

Operating Expenses
Cost of revenues	7,744	48,624
Salaries and wages	707,966	933,301
General and administrative	325,545	358,183
Depreciation	24,901	25,442
Total Operating Expenses	1,066,156	1,365,550

LOSS FROM OPERATIONS	(237,127)	(205,205)

Other Income (Expense)
Other income	12,040	24,226
Interest expense	(57,239)	-
Total Other Income (Expense)	(45,199)	24,226

NET LOSS BEFORE INCOME TAXES	(282,326)	(180,979)
INCOME TAX BENEFIT	-	-
NET LOSS	$(282,326)	$(180,979)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.06)	$(0.04)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	4,617,798	4,434,596

The accompanying notes are an integral part of these condensed financial statements.

KINDLY MD, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	4,617,798	$4,618	$4,045,024	$(4,158,054)	$(108,412)

Stock-based compensation	-	-	7,616	-	7,616
Net loss	-	-	-	(282,326)	(282,326)
Balance at March 31, 2024	4,617,798	4,618	4,052,640	(4,440,380)	(383,122)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	4,434,596	$4,434	$2,917,173	$(2,540,593)	$381,014

Issuance of common stock for compensation	842	1	3,976	-	3,977
Issuance of common stock for services	20,474	21	97,252	-	97,273
Net loss	-	-	-	(180,979)	(180,979)
Balance at March 31, 2023	4,455,912	4,456	3,018,401	(2,721,572)	301,285

The accompanying notes are an integral part of these condensed financial statements.

KINDLY MD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(282,326)	$(180,979)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Stock-based compensation	7,616	101,250
Depreciation expense	24,901	25,442
Amortization of debt discounts	47,358	-
Amortization of right-of-use assets	25,259	32,266
Changes in operating assets and liabilities:
Accounts receivable	20,447	313
Inventory	7,330	(34,298)
Prepaid expenses and other current assets	(4,985)	26,256
Security deposits	-	731
Accounts payable and accrued expenses	(32,082)	230,761
Customer deposits	(381)	275
Operating lease liabilities	(26,576)	(34,917)
Net cash provided by (used in) operating activities	(213,439)	167,100

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(11,182)	(12,695)
Net cash used in investing activities	(11,182)	(12,695)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of notes payable	45,000	-
Repayments of related party note payable	-	(10,000)
Repayments of notes payable	(58,496)	-
Net cash used in financing activities	(13,496)	(10,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(238,117)	144,405

CASH AND CASH EQUIVALENTS
Beginning of the period	525,500	186,918
End of the period	$287,383	$331,323

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discounts on notes payable	$10,556	$-
Fair value of derivative liability recognized upon issuance of notes payable	$38,000	$-

The accompanying notes are an integral part of these condensed financial statements.

KINDLY MD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 1— BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed financial statements of Kindly MD, Inc. (the “Company,” “KindlyMD,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2023 balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. The interim unaudited condensed financial statements should be read in conjunction with those financial statements included in the Form S-1/A, as filed with the Securities and Exchange Commission on May 9, 2024. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Reclassifications

Certain reclassifications within operating expenses have been made to the prior period’s financial statements to conform to the current period financial statement presentation. There is no impact in total to the results of operations and cash flows in all periods presented.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the FASB. The Company has evaluated all recent accounting pronouncements and determined that the adoption of pronouncements applicable to the Company has not had or is not expected to have a material impact on the Company’s financial statements.

NOTE 2—LIQUIDITY AND GOING CONCERN ASSESSMENT

Management assesses liquidity and going concern uncertainty in the Company’s condensed financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the financial statements are issued, which is referred to as the “look-forward period,” as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management considered various scenarios, forecasts, projections, estimates and made certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, management made certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

As of March 31, 2024, we had cash and cash equivalents of $287,383 and total working capital deficit of $505,419. For the three months ended March 31, 2024, the Company incurred an operating loss of $237,127, and used cash flows in operating activities of $213,439.

As further disclosed in Note 9, on June 3, 2024, the Company completed an initial public offering (“IPO”) through the issuance of common stock and warrants for total net proceeds of $6.02 million. The IPO provided the Company with adequate liquidity and cash reserves to meet its obligations for at least the 12-month period following the date of this report, and to assist us in implementing our strategic operational business plans to create sustained cash flow generation thereafter.

Management has prepared estimates of operations and believes that sufficient funds will be generated from operations to fund its operations, and to service its debt obligations for one year from the date of the filing of these financial statements. The accompanying condensed financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business. Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts, for one year from the date of the filing of these financial statements, indicate improved operations and the Company’s ability to continue operations as a going concern.

NOTE 3—DISAGGREGATION OF REVENUES

Our revenue is disaggregated based on revenue type, including (i) patient care services related to medical evaluation and treatment, and (ii) product retail sales.

The Company’s revenues for the three months ended March 31, 2024 and 2023 are disaggregated as follows:

	For the Three Months Ended March 31,
	2024	2023
Patient care services	$785,843	$1,067,955
Product retail sales	43,186	92,390
Total revenues	$829,029	$1,160,345

The Company earned $34,722 in reimbursements from insurance payers during the three months ended March 31, 2024, compared to $0 during the three months ended March 31, 2023.

NOTE 4—INVENTORY

Inventory consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Finished goods	$19,163	$68,399
Raw materials	56,415	56,803
Total inventories	75,578	125,202
Less reserve for obsolescence	(19,706)	(62,000)
Total inventories, net	$55,872	$63,202

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Leasehold improvements	$132,027	$132,027
Furniture	89,579	89,579
Computer software and equipment	178,466	167,284
Other equipment	10,413	10,413
Total property and equipment	410,485	399,303
Less accumulated depreciation	(188,912)	(164,011)
Total property and equipment, net	$221,573	$235,292

Depreciation expense for the three months ended March 31, 2024 and 2023 was $24,901 and $25,442, respectively.

NOTE 6—OPERATING LEASES

The following was included in our balance sheets at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$210,447	$235,706

Operating lease liabilities, current portion	88,702	94,696
Operating lease liabilities, long-term	143,713	164,295
Total operating lease liabilities	$232,415	$258,991

Weighted-average remaining lease term (years)	3.34	3.50
Weighted average discount rate	15.0%	15.0%

The components of net lease expense consisted of the following for the three months ended March 31, 2024 and 2023:

	March 31,
	2024	2023
Operating lease expense	$34,642	$35,826
Variable lease expense	647	2,641
Total lease expense	35,289	38,467
Sublease (income)	-	(152)
Total net lease expense	$35,289	$38,315

Cash payments included in the measurement of our operating lease liabilities were $35,961 and $32,377 for the three months ended March 31, 2024 and 2023, respectively.

Maturities of operating lease liabilities at March 31, 2024 were as follows:

Year Ending December 31,	Amount
2024 (remaining)	$90,546
2025	96,655
2026	87,381
2027	7,294
Total	281,876
Less: imputed interest	(49,461)
Total operating lease liabilities	$232,415

NOTE 7—NOTES PAYABLE

10% OID Promissory Notes

On January 24, 2024, the Company entered into a securities purchase agreement in a private placement transaction with a certain accredited investor, pursuant to which the Company issued and sold to the investor a 10% original issue discount (“OID”) promissory note in the principal amount of $55,556 for total cash proceeds of $45,000. The note bears interest at a rate of 10% per annum and matures on January 24, 2025. Should the Company undertake an IPO before the maturity date, the note holder is to receive (i) equity shares equal to the principal amount at the IPO share price, and (ii) repayment of the principal and accrued interest in cash. The note contains customary covenants and events of default for a loan of this type.

The Company evaluated whether this promissory note contains embedded features that qualify as derivatives pursuant to ASC 815. The Company determined that the notes embedded features, specifically should the Company undertake an IPO before the maturity date, the note holder will receive (i) equity shares equal to the principal amount at the IPO share price, and (ii) repayment of the principal and accrued interest in cash. These embedded features constitute deemed redemption features as a result of the substantial premium received by the note holder. The Company concluded that these redemption features require bifurcation from the note and subsequent accounting in the same manner as a freestanding derivative.

The fair value of the embedded redemption derivative liability within this promissory note was calculated using a Probability Weighted Expected Return valuation methodology, considering the likelihood of occurrence. The model used a discount rate of 15% and assumptions of an 80% probability related to likelihood of the Company undergoing an IPO. Subsequent changes in the fair value of the redemption features are measured at each reporting period and recognized in the statement of operations. The OID and issuance costs for the promissory note, along with the fair value of the embedded redemption derivative liability, were collectively recorded as a debt discount. This discount will be amortized to interest expense over the respective term of the convertible notes using the effective interest method.

As further disclosed in Note 9, the IPO was completed on June 3, 2024. In accordance with the terms of the 10% OID promissory note agreements, the Company repaid the outstanding notes and issued each note holder common stock equal to the principal amount of the notes at the IPO price of $5.50. Consequently, the corresponding derivative liability was extinguished.

Derivative Liabilities

The following table provides a roll-forward of the derivative liability for the three months ended March 31, 2024:

Amount
Balance at December 31, 2023	$238,000
Initial fair value of derivative liabilities upon issuance	38,000
Gain on change in fair value of derivative liabilities	-
Balance at March 31, 2024	$276,000

Estimated maturities of principal payments for notes payable at March 31, 2024 were as follows:

Year Ending December 31,	Amount
2024 (remaining)	$451,540
2025	258,431
Total payments	$709,971

NOTE 8—STOCKHOLDERS’ DEFICIT

Preferred Stock

As of March 31, 2024 and December 31, 2023, the Company was authorized to issue 10,000,000 preferred shares. As of March 31, 2024 and December 31, 2023, the Company had no preferred shares issued and outstanding.

Common Stock

As of March 31, 2024 and December 31, 2023, the Company was authorized to issue 100,000,000 common shares. As of March 31, 2024 and December 31, 2023, the Company had 4,617,798 common shares issued and outstanding.

Stock Options

On January 2, 2024, the Company granted options to purchase 5,590 shares of common stock to executives and employees. The stock options have an exercise price of $5.50 per share and vest on July 1, 2024. The Company has calculated the estimated fair market value of these options at $15,500 using the Black-Scholes pricing model.

Below is a table summarizing the changes in stock options outstanding during the three months ended March 31, 2024:

	Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2023	3,000	$7.00
Granted	5,590	5.50
Forfeited	-	-
Outstanding at March 31, 2024	8,590	$6.02
Exercisable at March 31, 2024	3,000	$7.00

Stock-based compensation expense of $7,616 was recorded during the three months ended March 31, 2024. As of March 31, 2024, the remaining unrecognized compensation cost related to non-vested options is $7,884.

As of March 31, 2024, the outstanding stock options have a weighted average remaining contractual life of 7.39 years and a total intrinsic value of $0.

NOTE 9—SUBSEQUENT EVENTS

Initial Public Offering

On May 31, 2024, KindlyMD entered into an underwriting agreement with WallachBeth Capital, LLC, as representative (the “Representative”) of the underwriters in connection with the initial public offering for sale of an aggregate of 1,240,910 units at a price to the public of $5.50 per share. Each unit offered under the underwriting agreement consists of one share of common stock, one tradeable warrant to purchase one share of common stock with an exercise price of $6.33 and a five year exercise term; and one non-tradeable warrant to purchase one-half of one share of common stock with an exercise price of $6.33 and a five year exercise term.

The underwriting agreement also provides for the issuance of 83,639 warrants to the Representative with an exercise price of $6.33 and a five year exercise term. In addition, the underwriters have a 45-day option to purchase, at the public offering price, up to an additional 186,136 shares of common stock and/or tradeable warrants, and/or non-tradeable warrants, or any combination thereof, less, in each case, underwriting discounts and commissions to cover over-allotments.

On June 3, 2024, the IPO was completed, resulting in the issuance of 1,240,910 units. In addition, the underwriters partially exercised its over-allotment option, resulting in the issuance of 76,538 tradeable warrants and 76,538 non-tradeable warrants. As a result of the IPO, the Company received gross proceeds of approximately $6.8 million before deducting underwriting discounts and offering expenses. After deducting these and other offering expenses, the Company received net proceeds of approximately $6.0 million.

The common stock and tradeable warrants is trading on the Nasdaq Capital Market, under the symbols “KDLY” and “KDLYW,” respectively.

Bridge Financings

On June 3, 2024, the Company repaid all outstanding 10% OID promissory notes totaling $463,534 (including both principal and accrued interest) and issued each note holder common stock equal to the principal amount of the notes at the IPO price of $5.50 per share, totaling 80,808 shares of restricted common stock. These shares are subject to a 90-day lock-up agreement from the date of issuance. Consequently, the corresponding derivative liability was extinguished.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following financial information is derived from our financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. The forward-looking statements in this report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. In some cases, you can identify these forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms or other similar expressions, although not all forward-looking statements contain those words. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operations;

●	our ability to obtain the necessary regulatory approvals to market and commercialize our products and planned future products;

●	the ultimate impact of the current coronavirus pandemic, or any other health epidemic, on our business, our customers, our competitors, healthcare systems or the global economy as a whole;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our products and any planned future products;

●	our reliance on third-party suppliers;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	our ability to operate our business effectively and manage patient needs; and

●	the successful development of our commercialization capabilities, including sales and marketing capabilities.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” included in our Annual Report on Form S-1/A for the year ended December 31, 2023, as filed with the SEC on May 9, 2024. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable and the information included in this report is accurate, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

Overview

KindlyMD is a holistically focused pain management clinic and healthcare data company formed in 2019. KindlyMD offers direct health care to patients integrating prescription medicine and behavioral health services to reduce opioid use in the chronic pain patient population. Its specialty outpatient clinical services are reimbursed by Medicare, Medicaid, and commercial insurance contracts as well as offered on a fee-for-service basis. The Company offers evaluation and management, including, but not limited to chronic pain, functional medicine, cognitive behavioral therapy, recovery support services, overdose education efforts, peer support, limited urgent care, preventative medicine, medically managed weight loss, and hormone therapy. KindlyMD believes these methods to be superior in managing the root cause of symptoms and improve outcomes while lowering dependency on opiates. Through its focus on an integrated model of prescriber and therapist teams, KindlyMD develops patient-specific care programs with a specific mission to reduce opioid use in the patient population while successfully treating patients with evidence based behavioral therapy and non-opioid alternatives.

Beyond its treatment of patients, KindlyMD collects data focused on why and how patients turn to alternative treatments to reduce prescription medication use and addiction. The Company captures all relevant datapoints to assist and appropriately treat each individual patient. This also results in valuable data for the Company and the Company’s investors. We strive to become a source for evidence-based guidelines, data, and education in the fight against the opioid crisis in America.

KindlyMD offers direct healthcare focused on what patients want and need, not what the doctor wants or needs. Its prescribers and therapists listen, use data and evidence, then help patients decide on a care plan. Through its focus on the de-stigmatization of behavioral healthcare, alternative therapies, and by taking a collaborative approach to counsel patients on every option available to them, KindlyMD is develops patient-specific care programs that embed behavioral therapy in every visit. KindlyMD providers are experts in de-prescribing and using alternatives to opioids, such as medical cannabis, Ketamine infusion therapy, and other prescription and non-prescription alternatives.

To further reduce inefficacious and opioid use we destigmatize behavioral health by embedding behavioral health into every program we offer. Sessions are reimbursed by insurance contracts or paid out of pocket. Additional work is done for addictions counseling, naloxone education, and risk mitigation strategies as part of our work on the Biden-Harris opioid initiative which places emphasis on decreasing overprescribing while improving access to addiction treatment and mental health initiatives. We offer naloxone to each chronic opioid patient as well as education and monitoring for addiction and recovery through the integrated model.

KindlyMD is most successful when patients report positive health outcomes as a result of our care. KindlyMD embeds prescribers with behavioral health consultants to develop person-specific care programs for patients. Its medical advisory committee evaluates the efficacy of those programs. Impact goals are set within individual programs and measured against national benchmarks and “Clinical Quality Measures.”

KindlyMD’s medical advisory committee is comprised of at least four individuals, including an MD, licensed behavioral health clinician, Advanced Practice Clinician, and a care coordinator. Individuals are appointed to the committee by the Board of Directors. The committee is responsible for reviewing Clinical Quality Measures for each calendar year, reviewing patient outcomes, and making recommendations for improvement in treatment protocols.

Recent Developments

Bridge Financings

On January 24, 2024, we entered into a securities purchase agreement in a private placement transaction with a certain accredited investor (“Bridge Lender”), pursuant to which the Company issued and sold to the Bridge Lender a 10% OID promissory note in the principal amount of $55,556 for total cash proceeds of $45,000. The note bears interest at a rate of 10% per annum and matures on January 24, 2025. If an event of default occurs, then the interest rate will increase to 15%, or the maximum amount permitted by law. The note contains customary covenants and events of default for a loan of this type.

In connection with the issuance of the 10% OID promissory note, we entered into a separate securities purchase agreement with the Bridge Lender, which includes the registration rights for common shares to be issued to the Bridge Lender. Should the Company undertake an IPO before the maturity date, the note holder is to receive (i) equity shares equal to the principal amount at the IPO share price, and (ii) repayment of the principal and accrued interest in cash. The note contains customary covenants and events of default for a loan of this type.

On June 3, 2024, the Company repaid all outstanding 10% OID promissory notes totaling $463,534 (including both principal and accrued interest) and issued each note holder common stock equal to the principal amount of the notes at the IPO price of $5.50 per share, totaling 80,808 shares of restricted common stock. These shares are subject to a 90-day lock-up agreement from the date of issuance. Consequently, the corresponding derivative liability was extinguished.

Initial Public Offering

On May 31, 2024, KindlyMD entered into an underwriting agreement with WallachBeth Capital, LLC, as representative (the “Representative”) of the underwriters in connection with the initial public offering for sale of an aggregate of 1,240,910 units at a price to the public of $5.50 per share. Each unit offered under the underwriting agreement consists of one share of common stock, one tradeable warrant to purchase one share of common stock with an exercise price of $6.33 and a five year exercise term; and one non-tradeable warrant to purchase one-half of one share of common stock with an exercise price of $6.33 and a five year exercise term.

The underwriting agreement also provides for the issuance of 83,639 warrants to the Representative with an exercise price of $6.33 and a five year exercise term. In addition, the underwriters have a 45-day option to purchase, at the public offering price, up to an additional 186,136 shares of common stock and/or tradeable warrants, and/or non-tradeable warrants, or any combination thereof, less, in each case, underwriting discounts and commissions to cover over-allotments.

On June 3, 2024, the IPO was completed, resulting in the issuance of 1,240,910 units. In addition, the underwriters partially exercised its over-allotment option, resulting in the issuance of 76,538 tradeable warrants and 76,538 non-tradeable warrants. As a result of the IPO, the Company received gross proceeds of approximately $6.8 million before deducting underwriting discounts and offering expenses. After deducting these and other offering expenses, the Company received net proceeds of approximately $6.0 million.

The common stock and tradeable warrants is trading on the Nasdaq Capital Market, under the symbols “KDLY” and “KDLYW,” respectively.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth key components of our results of operations during the three months ended March 31, 2024 and 2023, both in dollars and as a percentage of our revenues:

	For the Three Months Ended March 31,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$829,029	100.0%	$1,160,345	100.0%

Operating Expenses
Cost of revenues	7,744	0.9%	48,624	4.2%
Salaries and wages	707,966	85.4%	933,301	80.4%
General and administrative	325,545	39.3%	358,183	30.9%
Depreciation	24,901	3.0%	25,442	2.2%
Total Operating Expenses	1,066,156	128.6%	1,365,550	117.7%

Loss from Operations	(237,127)	(28.6)%	(205,205)	(17.7)%

Other Income (Expense)
Other income	12,040	1.5%	24,226	2.1%
Interest expense	(57,239)	(6.9)%	-	-
Total Other Income (Expense)	(45,199)	(5.5)%	24,226	2.1%

Net loss before income taxes	(282,326)	(34.1)%	(180,979)	(15.6)%
Income tax benefit	-	-	-	-
Net Loss	$(282,326)	(34.1)%	$(180,979)	(15.6)%

Revenues

Revenues decreased by $331,316, or 28.6%, to $829,029 for the three months ended March 31, 2024, from $1,160,345 for the three months ended March 31, 2023. The decrease in revenues is primarily attributed to a decrease in cash-pay patient care services as KindlyMD shifts to insurance billing with commercial and governmental payers including Medicare, Medicaid, Select Health, Blue Cross Blue Shield, and other commercial payers compared to the prior period.

Operating Expenses

Operating expenses decreased by $299,394, or 21.9%, to $1,066,156 for the three months ended March 31, 2024, from $1,365,550 for the three months ended March 31, 2023. The decrease in operating expenses is primarily attributable to the following:

1.	Salaries and wages decreased by $225,335, or 24.1%, to $707,966 for the three months ended March 31, 2024, from $933,301 for the three months ended March 31, 2023. The decrease in salaries and wages is primarily attributed to decreased need of employee and contract labor related to cash-pay patient care services as KindlyMD shifts to insurance billing with commercial and governmental payers including Medicare, Medicaid, Select Health, Blue Cross Blue Shield, and other commercial payers compared to the prior period.
2.	General and administrative expenses decreased by $32,638, or 9.1%, to $325,545 for the three months ended March 31, 2024, from $358,183 for the three months ended March 31, 2023. The decrease in general and administrative expenses is primarily attributed to decreased marketing and advertising spending related to the Company’s cash-pay service line as well as retail sales.
3.	Cost of revenues decreased by $40,880, or 84.1%, to $7,744 for the three months ended March 31, 2024, from $48,624 for the three months ended March 31, 2023. The decrease in cost of revenues is primarily attributed to the corresponding decline in product revenues and a reduction in our inventory reserve, which lowered the provisions previously set aside for potential inventory obsolescence.

Other Income

Other income decreased by $12,186, or 50.3%, to $12,040 for the three months ended March 31, 2024, from $24,226 for the three months ended March 31, 2023. This decrease is primarily attributable to lower income from affiliate programs and educational partnerships during the period.

Interest Expense

Interest expense was $57,239 for the three months ended March 31, 2024. Interest expense is primarily attributable to accrued interest of notes payable of $9,881 and amortization of debt discounts of $47,358. As of March 31, 2024, the remaining debt discount balance on notes payable totaled $336,721, which will be amortized to interest expense over the respective term of the notes using the effective interest method. As a result of the IPO on June 3, 2024, the majority of the remaining debt discount balance will be recognized to interest expense next quarter.

Net Loss

As a result of the cumulative effect of the factors described above, our net loss was $282,326 for the three months ended March 31, 2024, compared to $180,979 for the three months ended March 31, 2023.

Net loss per share decreased by $0.02, or 50%, to $(0.06) for the three months ended March 31, 2024, compared to $(0.04) for the three months ended March 31, 2023. Management continues to look for opportunities to increase sales, acquire additional clinics, improve margins, and control ongoing operating expenses.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $287,383 and total working capital deficit of $505,419. For the three months ended March 31, 2024, the Company incurred an operating loss of $237,127, and used cash flows in operating activities of $213,439.

To date, we have financed our operations primarily through revenues generated from operations and cash proceeds from financing activities. As discussed above, on June 3, 2024, we completed IPO through the issuance of common stock and warrants for total net proceeds of $6.02 million. The IPO provided the Company with adequate liquidity and cash reserves to meet our obligations for at least the 12-month period following the date of this report, and to assist us in implementing our strategic operational business plans to create sustained cash flow generation thereafter.

Summary of Cash Flow

The following table provides detailed information about our net cash flows from operations for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$(213,439)	$167,100
Net cash used in investing activities	(11,182)	(12,695)
Net cash used in financing activities	(13,496)	(10,000)
Net change in cash and cash equivalents	(238,117)	144,405
Cash and cash equivalents at the beginning of period	525,500	186,918
Cash and cash equivalents at the end of period	$287,383	$331,323

Net cash used in operating activities was $238,117 for the three months ended March 31, 2024, as compared to net cash provided by operating activities of $167,100 for the three months ended March 31, 2023. Significant factors affecting the decrease in net cash provided by operating activities were primarily a result of the net loss during the period and decreased accounts payable and accrued expenses, which was partially offset by decreased accounts receivable and inventory.

Net cash used in investing activities was $11,182 for the three months ended March 31, 2024, as compared to $12,695 for the three months ended March 31, 2023. The decrease in cash used in investing activities is primarily attributed to decreased capital expenditures during the period.

Net cash used in financing activities was $13,496 for the three months ended March 31, 2024, as compared to $10,000 for the three months ended March 31, 2023. The increase in cash used in financing activities is primarily attributed to increased repayments of notes payable, offset by the issuance of a 10% OID promissory note during the period.

As a result of these cash flow activities, our net cash decreased by $238,117, or 45.3%, from $525,500 as of December 31, 2023, to $287,383 as of March 31, 2024.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of these condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of and during the reported period of the financial statements. Actual results could differ from those estimates. We evaluate our estimates and assumptions on an ongoing basis.

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies, Estimates and Assumptions” in our Annual Report on Form S-1/A for the fiscal year ended December 31, 2023 filed with the SEC on May 9, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

The Company does not currently maintain sufficient controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures would include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the following transactions under Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, in that such sales and issuances did not involve a public offering, or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701. All of the purchasers of unregistered securities for which we relied on Section 4(a)(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about the registrant or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.

On September 13, 2022, the Company issued 27,057 shares of its common stock at a value of $4.62 per share pursuant to the Purchase Agreement to Michael Krupski in a private placement transaction resulting in net cash to the Company of $125,000. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On September 13, 2022, the Company issued 27,056 shares of its common stock at a value of $4.62 per share pursuant to the Purchase Agreement to Laurel Krupski in a private placement transaction resulting in net cash to the Company of $125,000. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On September 21, 2022, the Company issued 32,468 shares of its common stock at a value of $4.62 per share pursuant to the Purchase Agreement to Shaun Fuhriman in a private placement transaction which resulted in net cash to the company of $150,000. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On June 30, 2023, the Company issued 12,842 shares of its common stock to Tim Pickett pursuant to his employment contract (12,000 shares) and pursuant to a discretionary board issuance (842 shares). These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On June 30, 2023, the Company issued 10,842 shares of its common stock to Adam Cox pursuant to his employment contract (10,000 shares) and pursuant to a discretionary board issuance (842 shares). These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On June 30, 2023, the Company issued 842 shares of its common stock to Jared Barrera pursuant to a discretionary board issuance. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On June 30, 2023, the Company issued 6,315 shares of its common stock to Wade Rivers, LLC pursuant to the conversion of existing debt. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On June 30, 2023, the Company issued 3,947 shares of its common stock to Walker Lane, LLC pursuant to the conversion of existing debt. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On June 30, 2023, the Company issued 1,000 shares of its common stock to Okane Enterprises, LLC pursuant to a consulting agreement. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On June 30, 2023, the Company issued 10,220 shares of its common stock to Adrian Torres pursuant to the conversion of existing debt. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On June 30, 2023, the Company issued shares of its common stock to several of its employees in exchange for services rendered. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering. These issuances included the issuance of 125 shares to Eric Avalos Hernandez, 500 shares to Brandon Blackwell, 25 shares to James Bridge, 1,842 shares to James Bustamante, 450 shares to Gary Clark, 1,371 shares to Amy Cowan, 25 shares to Alex Dismule, 50 shares to Shane Jaimez, 25 shares to Stewart MacSherry, 200 shares to Collin Mekan, 450 shares to Katie Sly, 85 shares to Douglas Van, 50 shares to Reanna Vincent, and 42 shares to David Wells.

On September 14, 2023, the Company issued shares of its common stock to several of its employees in exchange for services rendered and pursuant to existing employment agreements. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering. These issuances included the issuance of 18,000 shares to Adam Cox, 8,250 shares to Adrian Torres, 1,459 shares to Courtney Lipscomb, 6,250 shares to Amy Cowan, 1,786 shares to Bryce West, 500 shares to Madison Miller, 1,095 shares to David Wells, 4,571 shares to Nathan Julian, 4,571 shares to Claire Ginn, 2,677 shares to Gary Clark, 5,000 shares to Alissandra Reed, 3,071 shares to Jamie Bustamante, 5,000 shares to Jared Barrera, 12,500 shares to Katie Sly, 1,000 shares to Okane Enterprises, 500 shares to Skyelor Baker, 1,000 shares to Shane Jaimez, 1,065 shares to Victor Caruso Bertran, and 2,679 shares to Walker Lane, LLC.

On December 15, 2023, the Company issued 5,454 shares to its legal counsel, Brunson Chandler & Jones, PLLC for legal services rendered. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On December 28, 2023, the Company issued four promissory notes to accredited investors with face values totaling $388,889 in the aggregate. The notes have a maturity date the earlier of one year from the date of issuance or the date of the Company’s IPO. These notes were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On December 31, 2023, the Company issued shares of its common stock to several of its employees in exchange for services rendered and pursuant to existing employment agreements. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering. These issuances included the issuance of 4,394 shares to Adrian Torres, 2,181 shares to Nathan Julian, 2,181 shares to Claire Ginn, 4,545 shares to Tim Pickett and 10,909 shares to Wade Rivers LLC.

On January 24, 2024, the Company issued a promissory note to an accredited investor with a face value of $55,556. The note has a maturity date the earlier of one year from the date of issuance or the date of the Company’s IPO. These notes were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On May 31, 2024, the Company entered into an underwriting agreement with WallachBeth Capital, LLC (“WallachBeth”), in connection with the initial public offering of the Company’s common stock and tradeable warrants (the “IPO”), pursuant to which the Company sold 1,240,910 units (the “Units”) at a price to the public of $5.50 per share. Each Unit offered under the Underwriting Agreement consisted of one share of Common Stock, par value $0.001 per share (the “Common Stock”), one tradeable warrant to purchase one share of Common Stock with an exercise price of $6.33 and a five year exercise term (the “Tradeable Warrants”); and one non-tradeable warrant to purchase one-half of one share of Common Stock with an exercise price of $6.33 and a five year exercise term (the “Non-tradeable Warrants”, together with the Tradeable Warrants, the “Warrants”) and the 1,861,365 shares of Common Stock underlying the Warrants (the “Warrant Shares”; and together with the Common Stock, the Warrants, and the Warrant Shares the “Underwritten Securities”). Additionally the Company issued WallachBeth 83,639 warrants to purchase shares of common stock, exercisable within five years, and initially exercisable at $6.33 per share (the “WallachBeth Warrants”), and granted WallachBeth an option for a period of 45 days to purchase up to an additional 186,136 shares of Common Stock and/or 186,136 Tradeable Warrants, and/or 186,136 Non-Tradeable Warrants, or any combination thereof, at the public offering price per share of Common Stock and per Warrant, respectively, less, in each case, underwriting discounts and commissions to cover over-allotments. On June 3, 2024, WallachBeth Capital LLC partially exercised its over-allotment option with respect to 76,538 Non-Tradeable Warrants and 76,538 Tradeable Warrants. These warrant exercise shares were issued to WallachBeth pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation in the offering, the shareholder was accredited, and the transaction did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
3.1	Certificate of Organization of Utah Therapeutic Health Center, PLLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on September 20, 2023).
3.2	Certificate of Conversion to Utah Therapeutic Health Center, LLC (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on September 20, 2023).
3.3	Certificate of Conversion to Kindly MD, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed on September 20, 2023).
3.4	Amended and Restated Articles of Incorporation of Kindly MD, Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on September 20, 2023).
3.5	Bylaws (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed on September 20, 2023).
3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1 filed on September 20, 2023).
10.1	Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on September 20, 2023).
10.2+	Employment Agreement by and between the Company and Timothy Pickett dated May 1, 2022 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on September 20, 2023).
10.3+	Consulting Agreement by and between the Company and Wade Rivers, LLC dated January 1, 2021 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed on September 20, 2023).
10.4+	Employment Agreement by and between the Company and Adam Cox dated May 1, 2022 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on September 20, 2023).
10.5+	Compensation Agreement by and between the Company and Jared Barrera dated September 28, 2022 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed on September 20, 2023).
10.6	Securities Purchase Agreement and Note dated December 28, 2023 issued by the Registrant to Steel Anderson (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on March 12, 2024).
10.7	Securities Purchase Agreement and Note dated December 28, 2023 issued by the Registrant to Abdullah Rasool (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on March 12, 2024).
10.8	Securities Purchase Agreement and Note dated December 28, 2023 issued by the Registrant to Brianna Moylan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed on March 12, 2024).
10.9	Securities Purchase Agreement and Note dated December 28, 2023 issued by the Registrant to Jacob Dorfman (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed on March 12, 2024).
10.10	Securities Purchase Agreement and Note dated January 24, 2024 issued by the Registrant to Nowell Sheinwald (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed on March 12, 2024).
10.11	Loan Agreement dated December 26, 2023 between the Registrant and Square Financial Services, Inc. and Block Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on March 12, 2024).
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*

Certification of Principal Financial and Accounting Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Executive compensation plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINDLY MD, INC.
(Registrant)

Date: June 27, 2024	By:	/s/ Tim Pickett
Tim Pickett
Chief Executive Officer

Date: June 27, 2024	By:	/s/ Jared Barrera
Jared Barrera
Chief Financial Officer

