Form 10-Q
period 2024-06-30
Kindly MD, Inc.
filed 2024-08-14
CIK 1946573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 9, 2024, was 5,947,169.

KINDLY, MD, INC.

2024 QUARTERLY REPORT ON FORM 10-Q

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINDLY MD, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

KINDLY MD, INC.

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$4,740,006	$525,500
Accounts receivable	5,182	28,001
Inventories, net	3,825	63,202
Prepaid expenses and other current assets	305,655	225
Total Current Assets	5,054,668	616,928

Property and equipment, net	206,816	235,292
Operating lease right-of-use assets	184,177	235,706
Security deposits	11,276	11,276
TOTAL ASSETS	$5,456,937	$1,099,202

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$628,749	$329,810
Customer deposits	4,150	3,425
Current portion of operating lease liabilities	79,973	94,696
Current portion of finance lease liabilities	2,010	-
Current portion of notes payable, net	228,061	148,517
Derivative liability	-	238,000
Total Current Liabilities	942,943	814,448

Operating lease liabilities, net of current portion	124,651	164,295
Finance lease liabilities, net of current portion	8,635
Notes payable, net of current portion	-	228,871
TOTAL LIABILITIES	1,076,229	1,207,614

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 5,939,516 and 4,617,798 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	5,940	4,618
Additional paid-in capital	10,134,801	4,045,024
Accumulated deficit	(5,760,033)	(4,158,054)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	4,380,708	(108,412)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,456,937	$1,099,202

The accompanying notes are an integral part of these condensed financial statements.

KINDLY MD, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$639,057	$979,538	$1,468,086	$2,139,883

Operating Expenses
Cost of revenues	61,947	59,508	69,691	108,132
Salaries and wages	1,126,893	1,109,559	1,834,859	2,042,860
General and administrative	461,677	385,536	787,222	743,719
Depreciation	25,733	26,224	50,634	51,666
Total Operating Expenses	1,676,250	1,580,827	2,742,406	2,946,377

LOSS FROM OPERATIONS	(1,037,193)	(601,289)	(1,274,320)	(806,494)

Other Income (Expenses)
Other income	13,828	13,075	25,868	37,301
Interest expense	(318,450)	(8,194)	(375,689)	(8,194)
Loss on extinguishment of debt	(38,889)	-	(38,889)	-
Gain on change in fair value of derivative liability	61,051	-	61,051	-
Total Other Income (Expenses)	(282,460)	4,881	(327,659)	29,107

NET LOSS BEFORE INCOME TAXES	(1,319,653)	(596,408)	(1,601,979)	(777,387)
INCOME TAX EXPENSE	-	-	-	-
NET LOSS	$(1,319,653)	$(596,408)	$(1,601,979)	$(777,387)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.26)	$(0.13)	$(0.33)	$(0.17)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	5,009,956	4,455,912	4,813,877	4,445,714

The accompanying notes are an integral part of these condensed financial statements.

KINDLY MD, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2023	4,617,798	$4,618	$4,045,024	$(4,158,054)	$(108,412)

Stock-based compensation	-	-	7,616	-	7,616
Net loss	-	-	-	(282,326)	(282,326)
Balance at March 31, 2024	4,617,798	4,618	4,052,640	(4,440,380)	(383,122)

Issuance of common shares and warrants in connection with a public offering	1,240,910	1,241	5,859,409	-	5,860,650
Issuance of common shares upon settlement of notes payable in connection with a public offering	80,808	81	214,868	-	214,949
Stock-based compensation	-	-	7,884	-	7,884
Net loss	-	-	-	(1,319,653)	(1,319,653)
Balance at June 30, 2024	5,939,516	5,940	10,134,801	(5,760,033)	4,380,708

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance at December 31, 2022	4,434,596	$4,434	$2,917,173	$(2,540,593)	$381,014
		-	-	-	-
Issuance of common stock for compensation	842	1	3,976	-	3,977
Issuance of common stock for services	20,474	21	97,252	-	97,273
Net loss	-	-	-	(180,979)	(180,979)
Balance at March 31, 2023	4,455,912	4,456	3,018,401	(2,721,572)	301,285

Issuance of common stock for compensation	27,424	27	126,673	-	126,700
Issuance of common stock for services	23,824	25	110,046	-	110,071
Net loss	-	-	-	(596,408)	(596,408)
Balance at June 30, 2023	4,507,160	4,508	3,255,120	(3,317,980)	(58,352)

The accompanying notes are an integral part of these condensed financial statements.

KINDLY MD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,601,979)	$(777,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	15,500	338,021
Depreciation expense	50,634	51,666
Loss on extinguishment of debt	38,889	-
Gain on change in fair value of derivative liability	(61,051)	-
Amortization of debt discounts	357,439	876
Amortization of right-of-use assets	51,529	61,589
Changes in operating assets and liabilities:
Accounts receivable	22,819	4,161
Inventories	59,377	(9,822)
Prepaid expenses and other current assets	(305,430)	11,039
Security deposits	-	731
Accounts payable and accrued expenses	298,939	106,668
Customer deposits	725	300
Operating lease liabilities	(54,367)	(62,806)
Net cash used in operating activities	(1,126,976)	(274,964)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(11,182)	(14,420)
Net cash used in investing activities	(11,182)	(14,420)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of notes payable	45,000	-
Net proceeds from issuance of related party note payable	-	233,373
Net proceeds from issuance of common shares and warrants in connection with a public offering	5,860,650	-
Repayments of related party note payable	-	(20,282)
Repayments of notes payable	(552,655)	-
Repayments of finance lease liabilities	(331)	-
Net cash provided by financing activities	5,352,664	213,091

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,214,506	(76,293)

CASH AND CASH EQUIVALENTS
Beginning of the period	525,500	186,918
End of the period	$4,740,006	$110,625

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$19,089	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discounts on notes payable	$10,556	$-
Debt discount on related party note payable	$-	$16,627
Fair value of derivative liability recognized upon issuance of notes payable	$38,000	$-
Extinguishment of derivative liability upon settlement of notes payable	$214,949	$-
Finance purchases of property and equipment	$10,976	$-

The accompanying notes are an integral part of these condensed financial statements.

KINDLY MD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

NOTE 1— BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed financial statements of Kindly MD, Inc. (the “Company,” “KindlyMD,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2023 balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. The interim unaudited condensed financial statements should be read in conjunction with those financial statements included in the Form S-1/A, as filed with the Securities and Exchange Commission on May 9, 2024. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

As of June 30, 2024, we had cash and cash equivalents of $4,740,006 and total working capital of $4,111,725. For the six months ended June 30, 2024, the Company incurred an operating loss of $1,274,320, and used cash flows in operating activities of $1,126,976.

As further disclosed in Note 8, on June 3, 2024, the Company completed an initial public offering (“IPO”) through the issuance of common stock and warrants for total net proceeds of $5.86 million. The IPO provided the Company with adequate liquidity and cash reserves to meet its obligations for at least the 12-month period following the date of this report, and to assist us in implementing our strategic operational business plans to create sustained cash flow generation thereafter.

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

The Company’s revenues for the three and six months ended June 30, 2024 and 2023 are disaggregated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Patient care services	$608,925	$891,350	$1,394,768	$1,959,305
Product retail sales	30,132	88,188	73,318	180,578
Total revenues	$639,057	$979,538	$1,468,086	$2,139,883

The Company earned $91,553 in reimbursements from insurance payers during the three months ending June 30, 2024, which is a 163.7% increase over the $34,722 earned for the three months ending March 31, 2024. The Company earned $126,325 in reimbursements from insurance payers during the six months ended June 30, 2024, and $0 during the three and six months ended June 30, 2023.

NOTE 4—INVENTORY

Inventory consisted of the following at June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Finished goods	$2,940	$68,399
Raw materials	885	56,803
Total inventories	3,825	125,202
Less reserve for obsolescence	-	(62,000)
Total inventories, net	$3,825	$63,202

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Leasehold improvements	$132,027	$132,027
Furniture	89,579	89,579
Computer software and equipment	178,466	167,284
Other equipment	21,389	10,413
Total property and equipment	421,461	399,303
Less accumulated depreciation	(214,645)	(164,011)
Total property and equipment, net	$206,816	$235,292

Depreciation expense for the three and six months ended June 30, 2024, was $25,733 and $50,634, respectively.

Depreciation expense for the three and six months ended June 30, 2023,was $26,224 and $51,666, respectively.

NOTE 6—LEASES

Operating Leases

The following was included in our balance sheets at June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$184,177	$235,706

Operating lease liabilities, current portion	79,973	94,696
Operating lease liabilities, long-term	124,651	164,295
Total operating lease liabilities	$204,624	$258,991

Weighted-average remaining lease term (years)	3.24	3.50
Weighted average discount rate	15.0%	15.0%

The components of net lease expense consisted of the following for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$34,643	$43,168	$69,285	$78,994
Variable lease expense	405	2,641	1,052	5,282
Total lease expense	35,048	45,809	70,337	84,276
Sublease (income)	-	-	-	(152)
Total net lease expense	$35,048	$45,809	$70,337	$84,124

Cash payments included in the measurement of our operating lease liabilities were $36,164 and $72,125 for the three and six months ended June 30, 2024, respectively. Cash payments included in the measurement of our operating lease liabilities were $34,646 and $67,023 for the three and six months ended June 30, 2023, respectively.

Maturities of operating lease liabilities at June 30, 2024, were as follows:

Year Ending December 31,	Amount
2024 (remaining)	$54,382
2025	96,655
2026	87,381
2027	7,294
Total	245,712
Less: imputed interest	(41,088)
Total operating lease liabilities	$204,624

Finance Leases

On April 22, 2024, the Company entered into an equipment financing lease to purchase equipment for $10,976, which matures in July 2029.

The following was included in our balance sheets at June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Leased equipment (property and equipment)	$10,976	$-
Less: accumulated depreciation	(453)	-
Total leased equipment, net	$10,523	$-

Finance lease liabilities, current portion	2,010	-
Finance lease liabilities, long-term	8,635	-
Total finance lease liabilities	$10,645	$-

Weighted-average remaining lease term (years)	5.10	-
Weighted average discount rate	1.99%	-

Maturities of finance lease liabilities at June 30, 2024, were as follows:

Year Ending December 31,	Amount
2024 (remaining)	$1,102
2025	2,204
2026	2,204
2027	2,204
2028	2,204
Thereafter	1,285
Total	11,203
Less: amount representing interest	(558)
Total finance lease liabilities	$10,645

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

As further disclosed in Note 8, the IPO was completed on June 3, 2024. In accordance with the terms of the 10% OID promissory note agreements, the Company repaid the outstanding notes totaling $463,534 (including both principal and accrued interest) and issued each note holder common stock equal to the principal amount of the notes at the IPO price of $5.50, totaling 80,808 shares of restricted common stock, with a fair value of $214,949 or $2.66 per share. Consequently, the corresponding derivative liability was extinguished and we recognized a loss on extinguishment of debt of $38,889.

Derivative Liabilities

The following table provides a roll-forward of the derivative liability for the six months ended June 30, 2024:

Amount
Balance at December 31, 2023	$238,000
Initial fair value of derivative liability upon issuance	38,000
Gain on change in fair value of derivative liability	(61,051)
Extinguishment of derivative liability upon settlement of notes payable	(214,949)
Balance at June 30, 2024	$-

Estimated maturities of principal payments for notes payable at June 30, 2024, were as follows:

Year Ending December 31,	Amount
2024 (remaining)	$60,924
2025	193,777
Total payments	254,701
Less debt discount	(26,640)
Total notes payable, net	$228,061

NOTE 8—STOCKHOLDERS’ DEFICIT

Preferred Stock

As of June 30, 2024, and December 31, 2023, the Company was authorized to issue 10,000,000 preferred shares. As of June 30, 2024, and December 31, 2023, the Company had no preferred shares issued and outstanding.

Common Stock

As of June 30, 2024, and December 31, 2023, the Company was authorized to issue 100,000,000 common shares. As of June 30, 2024, and December 31, 2023, the Company had 5,939,516 and 4,617,798 common shares issued and outstanding, respectively.

Initial Public Offering

On May 31, 2024, KindlyMD entered into an underwriting agreement with WallachBeth Capital, LLC, as representative (the “Representative”) of the underwriters in connection with the initial public offering for sale of an aggregate of 1,240,910 units at a price to the public of $5.50 per share. Each unit offered under the underwriting agreement consists of one share of common stock, one tradeable warrant to purchase one share of common stock with an exercise price of $6.33 and a five-year exercise term; and one non-tradeable warrant to purchase one-half of one share of common stock with an exercise price of $6.33 and a five-year exercise term.

The underwriting agreement also provides for the issuance of 83,639 warrants to the Representative with an exercise price of $6.33 and a five-year exercise term. In addition, the underwriters have a 45-day option to purchase, at the public offering price, up to an additional 186,136 shares of common stock and/or tradeable warrants, and/or non-tradeable warrants, or any combination thereof, less, in each case, underwriting discounts and commissions to cover over-allotments.

On June 3, 2024, the IPO was completed, resulting in the issuance of 1,240,910 units. In addition, the underwriters partially exercised its over-allotment option, resulting in the issuance of 76,538 tradeable warrants and 76,538 non-tradeable warrants. As a result of the IPO, the Company received gross proceeds of approximately $6.8 million before deducting underwriting discounts and offering expenses. After deducting these and other offering expenses, the Company received net proceeds of approximately $5.9 million.

As further disclosed in Note 7, the IPO was completed on June 3, 2024. In accordance with the terms of the 10% OID promissory note agreements, the Company repaid the outstanding notes and issued each note holder common stock equal to the principal amount of the notes at the IPO price of $5.50, totaling 80,808 shares of restricted common stock. These shares are subject to a 90-day lock-up agreement from the date of issuance. Consequently, the corresponding derivative liability was extinguished.

On June 3, 2024, the Company repaid all outstanding 10% OID promissory notes totaling $463,534 (including both principal and accrued interest) and issued each note holder common stock equal to the principal amount of the notes at the IPO price of $5.50 per share, totaling 80,808 shares of restricted common stock, with a fair value of $214,949 or $2.66 per share. These shares are subject to a 90-day lock-up agreement from the date of issuance.

The common stock and tradeable warrants are trading on the Nasdaq Capital Market, under the symbols “KDLY” and “KDLYW,” respectively.

Potential Common Stock Equivalents

As of June 30, 2024, there were 2,727,125 potential common share equivalents from stock options and warrants excluded from the diluted loss per share calculations as their effect is anti-dilutive.

Stock Options

On January 2, 2024, the Company granted options to purchase 5,590 shares of common stock to executives and employees. The stock options have an exercise price of $5.50 per share and vest on July 1, 2024. The Company has calculated the estimated fair market value of these options at $15,500 using the Black-Scholes pricing model.

Below is a table summarizing the changes in stock options outstanding during the six months ended June 30, 2024:

	Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2023	3,000	$7.00
Granted	5,590	5.50
Forfeited	-	-
Outstanding at June 30, 2024	8,590	$6.02
Exercisable at June 30, 2024	3,000	$7.00

Stock-based compensation expense of $7,884 and $15,500 was recorded during the three and six months ended June 30, 2024, respectively. As of June 30, 2024, the remaining unrecognized compensation cost related to non-vested options is $0.

As of June 30, 2024, the outstanding stock options have a weighted average remaining contractual life of 7.14 years and a total intrinsic value of $0.

Warrants

As further disclosed above, on June 3, 2024, the IPO was completed, resulting in the issuance of 1,240,910 units. Each unit offered under the underwriting agreement consists of one share of common stock, one tradeable warrant to purchase one share of common stock with an exercise price of $6.33 and a five-year exercise term; and one non-tradeable warrant to purchase one-half of one share of common stock with an exercise price of $6.33 and a five-year exercise term.

The underwriting agreement also provides for the issuance of 83,639 warrants to the Representative with an exercise price of $6.33 and a five-year exercise term. In addition, the underwriters partially exercised its over-allotment option, resulting in the issuance of 76,538 tradeable warrants and 76,538 non-tradeable warrants with an exercise price of $6.33 and a five-year exercise term.

Below is a table summarizing the changes in warrants outstanding during the six months ended June 30, 2024:

	Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2023	-	$-
Granted	2,718,535	6.33
Forfeited	-	-
Outstanding at June 30, 2024	2,718,535	$6.33
Exercisable at June 30, 2024	2,634,896	$6.33

As of June 30, 2024, the outstanding warrants have a weighted average remaining contractual life of 4.93 years and a total intrinsic value of $0.

NOTE 9—SUBSEQUENT EVENTS

On July 31, 2024, the Company issued 7,653 shares of restricted stock to employees and contractors per existing contracts, allowed for early vesting of 430 shares of options granted in January, 2024 at a strike price of $5.50, and issued a total of 73,571 stock options to various employees per the Company’s Incentive Stock Option Plan. These options will vest over the following 2 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” included in our Registration Statement on Form S-1/A for the year ended December 31, 2023, as filed with the SEC on May 9, 2024. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Overview

KindlyMD is a holistically-focused pain management clinic and healthcare data company formed in 2019. KindlyMD offers direct health care to patients integrating prescription medicine and behavioral health services to reduce opioid use in the chronic pain patient population. Its specialty outpatient clinical services are reimbursed by Medicare, Medicaid, and commercial insurance contracts as well as offered on a fee-for-service basis. The Company offers evaluation and management, including, but not limited to chronic pain, functional medicine, cognitive behavioral therapy, recovery support services, overdose education efforts, peer support, limited urgent care, preventative medicine, medically managed weight loss, and hormone therapy. KindlyMD believes these methods to be superior in managing the root cause of symptoms and improve outcomes while lowering dependency on opiates. Through its focus on an integrated model of prescriber and therapist teams, KindlyMD develops patient-specific care programs with a specific mission to reduce opioid use in the patient population while successfully treating patients with evidence based behavioral therapy and non-opioid alternatives.

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

Recent Developments

Initial Public Offering

On May 31, 2024, KindlyMD entered into an underwriting agreement with WallachBeth Capital, LLC, as representative (the “Representative”) of the underwriters in connection with the initial public offering for sale of an aggregate of 1,240,910 units at a price to the public of $5.50 per share. Each unit offered under the underwriting agreement consists of one share of common stock, one tradeable warrant to purchase one share of common stock with an exercise price of $6.33 and a five-year exercise term; and one non-tradeable warrant to purchase one-half of one share of common stock with an exercise price of $6.33 and a five-year exercise term.

The underwriting agreement also provides for the issuance of 83,639 warrants to the Representative with an exercise price of $6.33 and a five-year exercise term. In addition, the underwriters have a 45-day option to purchase, at the public offering price, up to an additional 186,136 shares of common stock and/or tradeable warrants, and/or non-tradeable warrants, or any combination thereof, less, in each case, underwriting discounts and commissions to cover over-allotments.

On June 3, 2024, the IPO was completed, resulting in the issuance of 1,240,910 units. In addition, the underwriters partially exercised its over-allotment option, resulting in the issuance of 76,538 tradeable warrants and 76,538 non-tradeable warrants. As a result of the IPO, the Company received gross proceeds of approximately $6.8 million before deducting underwriting discounts and offering expenses. After deducting these and other offering expenses, the Company received net proceeds of approximately $5.9 million.

On June 3, 2024, the Company repaid all outstanding 10% OID promissory notes totaling $463,534 (including both principal and accrued interest) and issued each note holder common stock equal to the principal amount of the notes at the IPO price of $5.50 per share, totaling 80,808 shares of restricted common stock, with a fair value of $214,949 or $2.66 per share. These shares are subject to a 90-day lock-up agreement from the date of issuance. Consequently, the corresponding derivative liability was extinguished.

The common stock and tradeable warrants are trading on the Nasdaq Capital Market, under the symbols “KDLY” and “KDLYW,” respectively.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table sets forth key components of our results of operations during the three months ended June 30, 2024 and 2023, both in dollars and as a percentage of our revenues:

	For the Three Months Ended June 30,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$639,057	100.0%	$979,538	100.0%

Operating Expenses
Cost of revenues	61,947	9.7%	59,508	6.1%
Salaries and wages	1,126,893	176.3%	1,109,559	113.3%
General and administrative	461,677	72.2%	385,536	39.4%
Depreciation	25,733	4.0%	26,224	2.7%
Total Operating Expenses	1,676,250	262.3%	1,580,827	161.4%

Loss from Operations	(1,037,193)	(162.3)%	(601,289)	(61.4)%

Other Income (Expense)
Other income	13,828	2.2%	13,075	1.3%
Interest expense	(318,450)	(49.8)%	(8,194)	(0.8)%
Loss on extinguishment of debt	(38,889)	(6.1)%	-	-
Gain on change in fair value of derivative liability	61,051	9.6%	-	-
Total Other Income (Expense)	(282,460)	(44.2)%	4,881	0.5%

Net loss before income taxes	(1,319,653)	(206.5)%	(596,408)	(60.9)%
Income tax benefit	-	-	-	-
Net Loss	$(1,319,653)	(206.5)%	$(596,408)	(60.9)%

Revenues

The Company earned $91,553 in reimbursements from insurance payers during the three months ending June 30, 2024, which is a 163.7% increase over the $34,722 earned for the three months ending March 31, 2024. The Company earned $0 during the three and six months ended June 30, 2023.

Revenues decreased by $340,481, or 34.8%, to $639,057 for the three months ended June 30, 2024, from $979,538 for the three months ended June 30, 2023. The decrease in revenues is primarily attributed to a decrease in cash-pay patient care services as KindlyMD continues to shift toward insurance billing with commercial and governmental payers including Medicare, Medicaid, Select Health, Blue Cross Blue Shield, Cigna, and other commercial payers compared to the prior period.

Operating Expenses

Operating expenses increased by $95,423, or 6.0%, to $1,676,250 for the three months ended June 30, 2024, from $1,580,827 for the three months ended June 30, 2023. The increase in operating expenses is primarily attributable to the following:

1.	Salaries and wages increased by $17,334, or 1.6%, to $1,126,893 for the three months ended June 30, 2024, from $1,109,559 for the three months ended June 30, 2023. The increase in salaries and wages is primarily attributed to additional staffing needs related to employee and contract labor for data lake implementation and increased compliance and billing and coding costs as KindlyMD shifts to insurance billing with commercial and governmental payers.
2.	General and administrative expenses increased by $76,141, or 19.7%, to $461,677 for the three months ended June 30, 2024, from $385,536 for the three months ended June 30, 2023. The increase in general and administrative expenses is primarily attributed to investor relations and directors and officers insurance.
3.	Cost of revenues increased by $2,439, or 4.1%, to $61,947 for the three months ended June 30, 2024, from $59,508 for the three months ended June 30, 2023. The increase in cost of revenues is primarily attributed to adjusted materials cost for retail sales along with a reduction to $0 of inventory reserve, which lowered the provisions previously set aside for potential inventory obsolescence.

Other Income (Expense)

Net other expenses increased by $287,341, or 5,886.9%, to $282,460 for the three months ended June 30, 2024, from net other income of $4,881 for the three months ended June 30, 2023. The increase in net other expenses is primarily attributable to the following:

1.	Other income increased by $753, or 5.8%, to $13,828 for the three months ended June 30, 2024, from $13,075 for the three months ended June 30, 2023. This increase is primarily attributable to higher income from affiliate programs and educational partnerships during the period.
2.	Interest expense increased by $310,256, or 3,786.4%, to $318,450 for the three months ended June 30, 2024, from $8,194 for the three months ended June 30, 2023. For the three months ended June 30, 2024, interest expense is primarily attributable to accrued interest of notes payable of $8,369 and amortization of debt discounts of $310,081. For the three months ended June 30, 2023, interest expense was primarily attributable to accrued interest of notes payable of $7,318 and amortization of debt discounts of $876.
3.	As a result of the repayment and issuance of common shares upon settlement of notes payable in connection with a public offering IPO, during the three months ended June 30, 2024, the Company recorded a loss on extinguishment of debt of $38,889 and a gain on change in fair value of derivative liability of $61,051.

Net Loss

As a result of the cumulative effect of the factors described above, our net loss was $1,319,653 for the three months ended June 30, 2024, compared to $596,408 for the three months ended June 30, 2023.

Net loss per share decreased by $0.13, or 100.0%, to $(0.26) for the three months ended June 30, 2024, compared to $(0.13) for the three months ended June 30, 2023. KindlyMD management strives to look for opportunities to optimize revenue by increasing sales, acquiring additional clinics, improving margins, and controlling ongoing operating expenses.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table sets forth key components of our results of operations during the six months ended June 30, 2024 and 2023, both in dollars and as a percentage of our revenues:

	For the Six Months Ended June 30,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$1,468,086	100.0%	$2,139,883	100.0%

Operating Expenses
Cost of revenues	69,691	4.7%	108,132	5.1%
Salaries and wages	1,834,859	125.0%	2,042,860	95.5%
General and administrative	787,222	53.6%	743,719	34.8%
Depreciation	50,634	3.4%	51,666	2.4%
Total Operating Expenses	2,742,406	186.8%	2,946,377	137.7%

Loss from Operations	(1,274,320)	(86.8)%	(806,494)	(37.7)%

Other Income (Expense)
Other income	25,868	1.8%	37,301	1.7%
Interest expense	(375,689)	(25.6)%	(8,194)	(0.4)%
Loss on extinguishment of debt	(38,889)	(2.6)%	-	-
Gain on change in fair value of derivative liability	61,051	4.2%	-	-
Total Other Income (Expense)	(327,659)	(22.3)%	29,107	1.4%

Net loss before income taxes	(1,601,979)	(109.1)%	(777,387)	(36.3)%
Income tax benefit	-	-	-	-
Net Loss	$(1,601,979)	(109.1)%	$(777,387)	(36.3)%

Revenues

The Company earned $91,553 in reimbursements from insurance payers during the three months ending June 30, 2024, which is a 163.7% increase over the $34,722 earned for the three months ending March 31, 2024. The Company earned $126,325 in reimbursements from insurance payers during the six months ended June 30, 2024, and $0 during the three and six months ended June 30, 2023.

Revenues decreased by $671,797, or 31.4%, to $1,468,086 for the six months ended June 30, 2024, from $2,139,883 for the six months ended June 30, 2023. The decrease in revenues is primarily attributed to a decrease in cash-pay patient care services as KindlyMD continues to shift toward insurance billing with commercial and governmental payers including Medicare, Medicaid, Select Health, Blue Cross Blue Shield, and other commercial payers compared to the prior period.

Operating Expenses

Operating expenses decreased by $203,971, or 6.9%, to $2,742,406 for the six months ended June 30, 2024, from $2,946,377 for the six months ended June 30, 2023. The decrease in operating expenses is primarily attributable to the following:

1.	Salaries and wages decreased by $208,001, or 10.2%, to $1,834,859 for the six months ended June 30, 2024, from $2,042,860 for the six months ended June 30, 2023. The decrease in salaries and wages is primarily attributed to decreased employee costs related to efficiency in patient care services.
2.	General and administrative expenses increased by $43,503, or 5.8%, to $787,222 for the six months ended June 30, 2024, from $743,719 for the six months ended June 30, 2023. The increase in general and administrative expenses is primarily attributed to investor relations and directors and officers insurance.
3.	Cost of revenues decreased by $38,441, or 35.6%, to $69,691 for the six months ended June 30, 2024, from $108,132 for the six months ended June 30, 2023. The decrease in cost of revenues is primarily attributed to the corresponding decline in product revenues and a reduction in our inventory reserve, which lowered the provisions previously set aside for potential inventory obsolescence.

Other Income (Expense)

Net other expenses increased by $356,766, or 1,225.7%, to $327,659 for the six months ended June 30, 2024, from net other income of $29,107 for the six months ended June 30, 2023. The increase in net other expenses is primarily attributable to the following:

1.	Other income decreased by $11,433, or 30.7%, to $25,868 for the six months ended June 30, 2024, from $37,301 for the six months ended June 30, 2023. This decrease is primarily attributable to lower income from affiliate programs and educational partnerships during the period.
2.	Interest expense increased by $367,495, or 4,484.9%, to $375,689 for the six months ended June 30, 2024, from $8,194 for the six months ended June 30, 2023. For the six months ended June 30, 2024, interest expense is primarily attributable to accrued interest of notes payable of $18,250 and amortization of debt discounts of $357,439. For the six months ended June 30, 2023, interest expense is primarily attributable to accrued interest of notes payable of $7,318 and amortization of debt discounts of $876.
3.	As a result of the repayment and issuance of common shares upon settlement of notes payable in connection with a public offering IPO, during the six months ended June 30, 2024, the Company recorded a loss on extinguishment of debt of $38,889 and a gain on change in fair value of derivative liability of $61,051.

Net Loss

As a result of the cumulative effect of the factors described above, our net loss was $1,601,979 for the six months ended June 30, 2024, compared to $777,387 for the six months ended June 30, 2023.

Net loss per share decreased by $0.16, or 94.1%, to $(0.33) for the six months ended June 30, 2024, compared to $(0.17) for the six months ended June 30, 2023. Management continues to look for opportunities to increase sales, acquire additional clinics, improve margins, and control ongoing operating expenses.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $4,740,006 and total working capital of $4,111,725. For the six months ended June 30, 2024, the Company incurred an operating loss of $1,274,320, and used cash flows in operating activities of $1,126,976.

To date, we have financed our operations primarily through revenues generated from operations and cash proceeds from financing activities. As discussed above, on June 3, 2024, we completed IPO through the issuance of common stock and warrants for total net proceeds of $6.02 million. The IPO provided the Company with adequate liquidity and cash reserves to meet our obligations for at least the 12-month period following the date of this report, and to facilitate our strategic operational business plans to create sustained cash flow generation.

Summary of Cash Flow

The following table provides detailed information about our net cash flows from operations for the periods indicated:

	For the Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(1,126,976)	$(274,964)
Net cash used in investing activities	(11,182)	(14,420)
Net cash provided by financing activities	5,352,664	213,091
Net change in cash and cash equivalents	4,214,506	(76,293)
Cash and cash equivalents at the beginning of period	525,500	186,918
Cash and cash equivalents at the end of period	$4,740,006	$110,625

Net cash used in operating activities was $1,126,976 for the six months ended June 30, 2024, as compared to $274,964 for the six months ended June 30, 2023. The decrease in net cash used in operating activities was primarily a result of the net loss during the period.

Net cash used in investing activities was $11,182 for the six months ended June 30, 2024, as compared to $14,420 for the six months ended June 30, 2023. The decrease in cash used in investing activities is primarily attributed to decreased capital expenditures during the period.

Net cash provided by financing activities was $5,352,664 for the six months ended June 30, 2024, as compared to $213,091 for the six months ended June 30, 2023. The increase in net cash provided by financing activities is primarily attributed to the $5.9 million of net proceeds received in the public offering, offset by repayments of notes payable.

As a result of these cash flow activities, our net cash increased by $4,214,506, or 802.0%, from $525,500 as of December 31, 2023, to $4,740,006 as of June 30, 2024.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2024, the Company did not issue any unregistered equity securities except as set forth below.

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

On May 31, 2024, the Company entered into an underwriting agreement with WallachBeth Capital, LLC (“WallachBeth”), in connection with the initial public offering of the Company’s common stock and tradeable warrants (the “IPO”), pursuant to which the Company sold 1,240,910 units (the “Units”) at a price to the public of $5.50 per share. Each Unit offered under the Underwriting Agreement consisted of one share of Common Stock, par value $0.001 per share (the “Common Stock”), one tradeable warrant to purchase one share of Common Stock with an exercise price of $6.33 and a five-year exercise term (the “Tradeable Warrants”); and one non-tradeable warrant to purchase one-half of one share of Common Stock with an exercise price of $6.33 and a five-year exercise term (the “Non-tradeable Warrants”, together with the Tradeable Warrants, the “Warrants”) and the 1,861,365 shares of Common Stock underlying the Warrants (the “Warrant Shares”; and together with the Common Stock, the Warrants, and the Warrant Shares the “Underwritten Securities”). Additionally the Company issued WallachBeth 83,639 warrants to purchase shares of common stock, exercisable within five-years, and initially exercisable at $6.33 per share (the “WallachBeth Warrants”), and granted WallachBeth an option for a period of 45 days to purchase up to an additional 186,136 shares of Common Stock and/or 186,136 Tradeable Warrants, and/or 186,136 Non-Tradeable Warrants, or any combination thereof, at the public offering price per share of Common Stock and per Warrant, respectively, less, in each case, underwriting discounts and commissions to cover over-allotments. On June 3, 2024, WallachBeth Capital LLC partially exercised its over-allotment option with respect to 76,538 Non-Tradeable Warrants and 76,538 Tradeable Warrants. These warrant exercise shares were issued to WallachBeth pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation in the offering, the shareholder was accredited, and the transaction did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
3.1	Certificate of Organization of Utah Therapeutic Health Center, PLLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on September 20, 2023).
3.2	Certificate of Conversion to Utah Therapeutic Health Center, LLC (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on September 20, 2023).
3.3	Certificate of Conversion to Kindly MD, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed on September 20, 2023).
3.4	Amended and Restated Articles of Incorporation of Kindly MD, Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on September 20, 2023).
3.5	Bylaws (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed on September 20, 2023).
3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1 filed on September 20, 2023).
10.1	Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on September 20, 2023).
10.2+	Employment Agreement by and between the Company and Timothy Pickett dated May 1, 2022 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on September 20, 2023).
10.3+	Consulting Agreement by and between the Company and Wade Rivers, LLC dated January 1, 2021 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed on September 20, 2023).
10.4+	Employment Agreement by and between the Company and Adam Cox dated May 1, 2022 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on September 20, 2023).
10.5+	Compensation Agreement by and between the Company and Jared Barrera dated September 28, 2022 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed on September 20, 2023).
10.6	Securities Purchase Agreement and Note dated December 28, 2023, issued by the Registrant to Steel Anderson (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on March 12, 2024).
10.7	Securities Purchase Agreement and Note dated December 28, 2023, issued by the Registrant to Abdullah Rasool (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on March 12, 2024).
10.8	Securities Purchase Agreement and Note dated December 28, 2023, issued by the Registrant to Brianna Moylan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed on March 12, 2024).
10.9	Securities Purchase Agreement and Note dated December 28, 2023, issued by the Registrant to Jacob Dorfman (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed on March 12, 2024).
10.10	Securities Purchase Agreement and Note dated January 24, 2024, issued by the Registrant to Nowell Sheinwald (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed on March 12, 2024).
10.11	Loan Agreement dated December 26, 2023, between the Registrant and Square Financial Services, Inc. and Block Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on March 12, 2024).
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

KINDLY MD, INC.
(Registrant)

Date: August 13, 2024	By:	/s/ Tim Pickett
Tim Pickett
Chief Executive Officer

Date: August 13, 2024	By:	/s/ Jared Barrera
Jared Barrera
Chief Financial Officer

