Form 10-Q
period 2024-09-30
Kindly MD, Inc.
filed 2024-11-12
CIK 1946573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2024

or

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

The number of shares of the registrant’s common stock outstanding as of November 8, 2024, was 5,977,476.

KINDLY MD, INC.

2024 QUARTERLY REPORT ON FORM 10-Q

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINDLY MD, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

KINDLY MD, INC.

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$3,642,944	$525,500
Accounts receivable, net	45,323	28,001
Inventories, net	2,750	63,202
Prepaid expenses and other current assets	250,316	225
Total Current Assets	3,941,333	616,928

Property and equipment, net	183,349	235,292
Operating lease right-of-use assets	188,204	235,706
Security deposits	11,276	11,276
TOTAL ASSETS	$4,324,162	$1,099,202

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$431,516	$329,810
Customer deposits	2,750	3,425
Current portion of operating lease liabilities	100,982	94,696
Current portion of finance lease liabilities	2,020	-
Current portion of notes payable, net	188,599	148,517
Derivative liability	-	238,000
Total Current Liabilities	725,867	814,448

Operating lease liabilities, net of current portion	106,114	164,295
Finance lease liabilities, net of current portion	8,126
Notes payable, net of current portion	-	228,871
TOTAL LIABILITIES	840,107	1,207,614

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 5,977,476 and 4,617,798 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	5,977	4,618
Additional paid-in capital	10,252,258	4,045,024
Accumulated deficit	(6,774,180)	(4,158,054)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,484,055	(108,412)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,324,162	$1,099,202

The accompanying notes are an integral part of these condensed financial statements.

KINDLY MD, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$647,867	$869,268	$2,115,953	$3,009,151

Operating Expenses
Cost of revenues	7,790	20,224	77,481	128,356
Salaries and wages	1,138,561	995,078	2,973,420	3,037,938
General and administrative	525,758	339,559	1,312,980	1,083,278
Depreciation	25,576	26,004	76,210	77,670
Total Operating Expenses	1,697,685	1,380,865	4,440,091	4,327,242

LOSS FROM OPERATIONS	(1,049,818)	(511,597)	(2,324,138)	(1,318,091)

Other Income (Expenses)
Other income	45,330	9,001	71,198	46,302
Interest expense	(9,659)	(12,550)	(385,348)	(20,744)
Loss on extinguishment of debt	-	-	(38,889)	-
Gain on change in fair value of derivative liability	-	-	61,051	-
Total Other Income (Expenses)	35,671	(3,549)	(291,988)	25,558

NET LOSS BEFORE INCOME TAXES	(1,014,147)	(515,146)	(2,616,126)	(1,292,533)
INCOME TAX EXPENSE	-	-	-	-
NET LOSS	$(1,014,147)	$(515,146)	$(2,616,126)	$(1,292,533)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.17)	$(0.11)	$(0.50)	$(0.29)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	5,944,590	4,521,242	5,193,533	4,445,714

The accompanying notes are an integral part of these condensed financial statements.

KINDLY MD, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2023	4,617,798	$4,618	$4,045,024	$(4,158,054)	$(108,412)

Stock-based compensation	-	-	7,616	-	7,616
Net loss	-	-	-	(282,326)	(282,326)
Balance at March 31, 2024	4,617,798	4,618	4,052,640	(4,440,380)	(383,122)

Issuance of common shares and warrants in connection with a public offering	1,240,910	1,241	5,859,409	-	5,860,650
Issuance of common shares upon settlement of notes payable in connection with a public offering	80,808	81	214,868	-	214,949
Stock-based compensation	-	-	7,884	-	7,884
Net loss	-	-	-	(1,319,653)	(1,319,653)
Balance at June 30, 2024	5,939,516	5,940	10,134,801	(5,760,033)	4,380,708

Issuance of common stock for compensation	25,778	25	30,829	-	30,854
Issuance of common stock for services	12,182	12	14,120	-	14,132
Stock-based compensation	-	-	72,508	-	72,508
Net loss	-	-	-	(1,014,147)	(1,014,147)
Balance at September 30, 2024	5,977,476	5,977	10,252,258	(6,774,180)	3,484,055

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance at December 31, 2022	4,434,596	$4,434	$2,917,173	$(2,540,593)	$381,014
		-	-	-	-
Issuance of common stock for compensation	842	1	3,976	-	3,977
Issuance of common stock for services	20,474	21	97,252	-	97,273
Net loss	-	-	-	(180,979)	(180,979)
Balance at March 31, 2023	4,455,912	4,456	3,018,401	(2,721,572)	301,285

Issuance of common stock for compensation	27,424	27	126,673	-	126,700
Issuance of common stock for services	23,824	25	110,046	-	110,071
Net loss	-	-	-	(596,408)	(596,408)
Balance at June 30, 2023	4,507,160	4,508	3,255,120	(3,317,980)	(58,352)

Issuance of common stock for compensation	56,332	56	260,199	-	260,255
Issuance of common stock for services	24,642	24	113,819	-	113,843
Stock-based compensation	-	-	7,050	-	7,050
Net loss	-	-	-	(515,146)	(515,146)
Balance at September 30, 2023	4,588,134	4,588	3,636,188	(3,833,126)	(192,350)

The accompanying notes are an integral part of these condensed financial statements.

KINDLY MD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,616,126)	$(1,292,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	132,994	719,169
Depreciation expense	76,210	77,670
Loss on extinguishment of debt	38,889	-
Gain on change in fair value of derivative liability	(61,051)	-
Amortization of debt discounts	367,046	1,912
Amortization of right-of-use assets	75,226	52,415
Changes in operating assets and liabilities:
Accounts receivable	(17,322)	4,161
Inventories	60,452	(47,131)
Prepaid expenses and other current assets	(250,091)	33,398
Security deposits	-	3,229
Accounts payable and accrued expenses	101,706	262,667
Customer deposits	(675)	(2,050)
Operating lease liabilities	(79,619)	(53,713)
Net cash used in operating activities	(2,172,361)	(240,806)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(13,291)	(14,420)
Net cash used in investing activities	(13,291)	(14,420)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of notes payable	45,000	-
Net proceeds from issuance of related party note payable	-	250,373
Net proceeds from issuance of common shares and warrants in connection with a public offering	5,860,650	-
Repayments of related party note payable	-	(30,820)
Repayments of notes payable	(601,724)	-
Repayments of finance lease liabilities	(830)	-
Net cash provided by financing activities	5,303,096	219,553

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,117,444	(35,673)

CASH AND CASH EQUIVALENTS
Beginning of the period	525,500	186,918
End of the period	$3,642,944	$151,245

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$19,177	$16,133
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discounts on notes payable	$10,556	$-
Debt discount on related party note payable	$-	$16,627
Fair value of derivative liability recognized upon issuance of notes payable	$38,000	$-
Extinguishment of derivative liability upon settlement of notes payable	$214,949	$-
Financed purchases of property and equipment	$10,976	$-
Operating lease right-of-use asset and liability measurement	$27,724	$-

The accompanying notes are an integral part of these condensed financial statements.

KINDLY MD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 1— BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed financial statements of Kindly MD, Inc. (the “Company,” “Kindly MD,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2023 balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. The interim unaudited condensed financial statements should be read in conjunction with those financial statements included in the Form S-1/A, as filed with the Securities and Exchange Commission on May 9, 2024. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

As of September 30, 2024, we had cash and cash equivalents of $3,642,944 and total working capital of $3,215,466. For the nine months ended September 30, 2024, the Company incurred an operating loss of $2,324,138 and used cash flows in operating activities of $2,172,361.

As further disclosed in Note 8, on June 3, 2024, the Company completed an initial public offering (“IPO”) through the issuance of common stock and warrants for total net proceeds of $5,860,650. The IPO provided the Company with adequate liquidity and cash reserves to meet its obligations for at least the 12-month period following the date of this report, and to assist us in implementing our strategic operational business plans to create sustained cash flow generation thereafter.

In addition to cash and net working capital, management has prepared estimates of operations and believes that sufficient funds will be generated from operations to fund its operations, and to service its debt obligations for one year from the date of the filing of these financial statements. The accompanying condensed financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business. Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts, for one year from the date of the filing of these financial statements, indicate improved operations and the Company’s ability to continue operations as a going concern.

NOTE 3—DISAGGREGATION OF REVENUES

Revenue Recognition. The Company records revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.” Revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five-step approach: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied.

The Company primarily recognizes revenue from: (i) patient care services related to medical evaluation and treatment and (ii) product retail sales, (iii) service affiliate agreements

Revenue from patient care services, which relates to medical evaluation and treatment, is reported at the amount reflecting the consideration to which the Company expects to be entitled in exchange for providing these services. These amounts are due from patients, third-party payors (including Medicare, Medicaid, and commercial insurance payers), and others. The patient is considered the Company’s customer, and a signed patient treatment consent typically constitutes a written contract between the Company and the patient. Patient care services are considered discrete and are initiated and concluded at the patient’s discretion, which occurs each individual appointment. Generally, the Company satisfies its performance obligations at a point in time, specifically when it has the right to invoice the customer for the work completed, which usually occurs on an interaction basis for the work performed during any given billable interaction. The Company has determined that the underlying nature of the services provided remains consistent across different payor types. Consequently, the Company utilizes a portfolio approach to assess price concessions in its contracts with patients. The Company recognizes revenue for patient care services net of price concessions, which include contractual adjustments provided to third-party payors, discounts offered to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions extended to patients. Implicit price concessions, representing differences between the amount the Company expects to receive from patients and standard billing rates, are accounted for as contractual adjustments or discounts, deducted from gross revenue to calculate net revenues. The Company bases its estimates of contractual adjustments and discounts on contractual agreements, its discount policies, and historical experience.

Revenue from retail sales is recognized when control of the goods is transferred to the customer. This occurs when the customer can direct the use of, and obtain substantially all benefits from, the Company’s products, generally at the time of shipment or customer pickup. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

Revenue from service affiliate agreements is recognized when control of the promised goods or services is transferred to our customers, or when services are rendered to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and the collectability of consideration is probable. The company recognizes revenue after the service price has been allocated and when it satisfies the performance obligation. Usually, there is only a single performance obligation in the sale and service, and therefore the entire transaction price is allocated to the single performance obligation. This typically occurs at a point in time when products and or services are rendered, delivered, or shipped. The transaction price for contracts is set per the contract language. The transaction price for services is set by the company for the various service options, less current discounts or coupons offered, where those discounts are set and approved by management from time to time.

Our revenue is disaggregated based on revenue type, including (i) patient care services related to medical evaluation and treatment, (ii) product retail sales, and (iii) service affiliate agreements.

The Company’s revenues for the three and nine months ended September 30, 2024 and 2023 are disaggregated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Patient care services	$627,144	$827,200	$2,021,912	$2,786,505
Product retail sales	(1,709)	42,068	71,609	222,646
Service affiliate agreements	22,432		22,432
Total revenues	$647,867	$869,268	$2,115,953	$3,009,151

The Company earned $106,567 in reimbursements from insurance payers during the three months ended September 30, 2024, representing a 16.4% increase compared to the $91,553 earned during the three months ended June 30, 2024. The Company earned $232,842 in reimbursements from insurance payers during the nine months ended September 30, 2024, and $0 during the three and nine months ended September 30, 2023.

NOTE 4—INVENTORY

Inventory consisted of the following at September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
Finished goods	$1,945	$68,399
Raw materials	805	56,803
Total inventories	2,750	125,202
Less reserve for obsolescence	-	(62,000)
Total inventories, net	$2,750	$63,202

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
Leasehold improvements	$132,027	$132,027
Furniture	89,579	89,579
Computer software and equipment	180,575	167,284
Other equipment	10,413	10,413
Leased equipment	10,976	-
Total property and equipment	423,570	399,303
Less accumulated depreciation	(240,221)	(164,011)
Total property and equipment, net	$183,349	$235,292

Depreciation expense for the three and nine months ended September 30, 2024, was $25,576 and $76,210, respectively.

Depreciation expense for the three and nine months ended September 30, 2023, was $26,004 and $77,670, respectively.

NOTE 6—LEASES

Operating Leases

The following was included in our balance sheets at September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$188,204	$235,706

Operating lease liabilities, current portion	100,982	94,696
Operating lease liabilities, long-term	106,114	164,295
Total operating lease liabilities	$207,096	$258,991

Weighted-average remaining lease term (years)	2.81	3.50
Weighted average discount rate	14.1%	15.0%

The components of lease expense consisted of the following for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$31,414	$24,182	$100,699	$103,176
Variable lease expense	3,854	14,374	4,906	19,656
Total lease expense	$35,268	$38,556	$105,605	$122,832

Cash payments included in the measurement of our operating lease liabilities were $32,969 and $105,094 for the three and nine months ended September 30, 2024, respectively. Cash payments included in the measurement of our operating lease liabilities were $33,214 and $100,237 for the three and nine months ended September 30, 2023, respectively.

Maturities of operating lease liabilities at September 30, 2024, were as follows:

Year Ending December 31,	Amount
2024 (remaining)	$33,412
2025	113,455
2026	87,381
2027	7,294
Total	241,542
Less: imputed interest	(34,446)
Total operating lease liabilities	$207,096

Finance Leases

On April 22, 2024, the Company entered into an equipment financing lease to purchase equipment for $10,976, which matures in July 2029.

The following was included in our balance sheets at September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
Leased equipment (property and equipment)	$10,976	$-
Less: accumulated depreciation	(1,006)	-
Total leased equipment, net	$9,970	$-

Finance lease liabilities, current portion	2,020	-
Finance lease liabilities, long-term	8,126	-
Total finance lease liabilities	$10,146	$-

Weighted-average remaining lease term (years)	4.80	-
Weighted average discount rate	1.99%	-

Maturities of finance lease liabilities at September 30, 2024, were as follows:

Year Ending December 31,	Amount
2024 (remaining)	$551
2025	2,204
2026	2,204
2027	2,204
2028	2,204
Thereafter	1,285
Total	10,652
Less: amount representing interest	(506)
Total finance lease liabilities	$10,146

NOTE 7—NOTES PAYABLE

10% OID Promissory Notes

On January 24, 2024, the Company entered into a securities purchase agreement in a private placement transaction with a certain accredited investor, pursuant to which the Company issued and sold to the investor a 10% original issue discount (“OID”) promissory note in the principal amount of $55,556 for total cash proceeds of $45,000. The note bears interest at a rate of 10% per annum and matures on January 24, 2025. The promissory note included terms that. should the Company undertake an IPO before the maturity date, the note holder is to receive (i) equity shares equal to the principal amount at the IPO share price, and (ii) repayment of the principal and accrued interest in cash. The note contains customary covenants and events of default for a loan of this type.

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

The fair value of the embedded redemption derivative liability within this promissory note was calculated using a Probability Weighted Expected Return valuation methodology, considering the likelihood of occurrence. The model used a discount rate of 15% and assumptions of an 80% probability related to likelihood of the Company completing an IPO. Subsequent changes in the fair value of the redemption features are measured at each reporting period and recognized in the condensed statement of operations. The OID and issuance costs for the promissory note, along with the fair value of the embedded redemption derivative liability, were collectively recorded as a debt discount. This discount will be amortized to interest expense over the respective term of the convertible notes using the effective interest method.

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

Derivative Liabilities

The following table provides a roll-forward of the derivative liability for the nine months ended September 30, 2024:

Amount
Balance at December 31, 2023	$238,000
Initial fair value of derivative liability upon issuance	38,000
Gain on change in fair value of derivative liability	(61,051)
Extinguishment of derivative liability upon settlement of notes payable	(214,949)
Balance at September 30, 2024	$-

Estimated maturities of principal payments for notes payable at September 30, 2024, were as follows:

Year Ending December 31,	Amount
2024 (remaining)	$40,616
2025	165,016
Total payments	205,632
Less debt discount	(17,033)
Total notes payable, net	$188,599

NOTE 8—STOCKHOLDERS’ DEFICIT

Preferred Stock

As of September 30, 2024, and December 31, 2023, the Company was authorized to issue 10,000,000 preferred shares. As of September 30, 2024, and December 31, 2023, the Company had no preferred shares issued and outstanding.

Common Stock

As of September 30, 2024, and December 31, 2023, the Company was authorized to issue 100,000,000 common shares. As of September 30, 2024, and December 31, 2023, the Company had 5,977,476 and 4,617,798 common shares issued and outstanding, respectively.

During the three and nine months ended September 30, 2024, the Company issued 25,778 shares of common stock for compensation valued at $30,854.

During the three and nine months ended September 30, 2024, the Company issued 12,182 shares of common stock for services valued at $14,132.

Initial Public Offering

On May 31, 2024, Kindly MD entered into an underwriting agreement with WallachBeth Capital, LLC, as representative (the “Representative”) of the underwriters in connection with the initial public offering for sale of an aggregate of 1,240,910 units at a price to the public of $5.50 per share. Each unit offered under the underwriting agreement consists of one share of common stock, one tradeable warrant to purchase one share of common stock with an exercise price of $6.33 and a five-year exercise term; and one non-tradeable warrant to purchase one-half of one share of common stock with an exercise price of $6.33 and a five-year exercise term.

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

Potential Common Stock Equivalents

As of September 30, 2024, there were 2,854,479 potential common share equivalents from stock options and warrants excluded from the diluted loss per share calculations as their effect is anti-dilutive.

Stock Options

On January 2, 2024, the Company granted options to purchase 5,590 shares of common stock to certain individuals. The stock options have an exercise price of $5.50 per share and vest on July 1, 2024. The Company has calculated the estimated fair market value of these options at $15,500 using the Black-Scholes pricing model.

On July 31, 2024, the Company granted options to purchase 15,000 shares of common stock to certain individuals. The stock options have an exercise price of $1.72 per share and vest immediately. The Company has calculated the estimated fair market value of these options at $21,600 using the Black-Scholes pricing model.

On July 31, 2024, the Company granted options to purchase 56,000 shares of common stock to our Chief Executive Officer. The stock options have an exercise price of $1.90 per share and vest 25% immediately, with the remaining options vesting in monthly over a two-year period. The Company has calculated the estimated fair market value of these options at $75,600 using the Black-Scholes pricing model.

On July 31, 2024, the Company granted options to purchase 2,571 shares of common stock pursuant to a consulting agreement. The stock options have an exercise price of $7.00 per share and vest immediately. The Company has calculated the estimated fair market value of these options at $2,700 using the Black-Scholes pricing model.

On September 30, 2024, the Company granted options to purchase 28,324 shares of common stock to certain executives, employees, and board members. The stock options have an exercise price of $5.50 per share and vest immediately. The Company has calculated the estimated fair market value of these options at $19,900 using the Black-Scholes pricing model.

On September 30, 2024, the Company granted options to purchase 25,459 shares of common stock to certain individuals. The stock options have an exercise price of $3.00 per share and vest 25% immediately, with the remaining options vesting monthly over a three-year period. The Company has calculated the estimated fair market value of these options at $20,500 using the Black-Scholes pricing model.

Below is a table summarizing the changes in stock options outstanding during the nine months ended September 30, 2024:

	Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2023	3,000	$7.00
Granted	132,944	3.11
Forfeited	(645)	(5.50)
Outstanding at September 30, 2024	135,299	$3.18
Exercisable at September 30, 2024	77,705	$3.86

Stock-based compensation expense of $72,508 and $88,008 was recorded during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the remaining unrecognized compensation cost related to non-vested options is $67,196.

As of September 30, 2024, the outstanding stock options have a weighted average remaining contractual life of 6.89 years and a total intrinsic value of $0.

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

Below is a table summarizing the changes in warrants outstanding during the nine months ended September 30, 2024:

	Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2023	-	$-
Granted	2,718,535	6.33
Forfeited	-	-
Outstanding at September 30, 2024	2,718,535	$6.33
Exercisable at September 30, 2024	2,634,896	$6.33

As of September 30, 2024, the outstanding warrants have a weighted average remaining contractual life of 4.68 years and a total intrinsic value of $0.

NOTE 9—SUBSEQUENT EVENTS

Stock Repurchase Program

On October 15, 2024, the members of the Board of Directors of the Company approved the adoption of a Stock Repurchase Program through which the Company may purchase up to $500,000 worth of shares of its common stock from time to time, as market conditions warrant. The Company’s repurchases may be made in the open market, in privately negotiated transactions, or otherwise in accordance with applicable securities laws and other requirements. The amount and timing of any repurchases will be determined at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. The share repurchase program has no time limit, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be amended, suspended or discontinued at any time. The Company has not yet purchased any shares under the Stock Repurchase Program.

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

Overview

Kindly MD is a patient-first healthcare and healthcare data company redefining value-based care and patient-centered medical services. Formed in 2019, Kindly MD leverages data analysis to deliver evidence-based, personalized solutions in order to reduce opioid use, improve health outcomes faster, and provide algorithmic guidance on the use of alternative medicine in healthcare.

We collect and analyze valuable data on alternative treatments as well as biopsychosocial factors to provide better health outcomes faster. This results in valuable data for patients, the company, and the company’s investors as we aim to become a leading source of evidence-based assessment and treatment data in the fight for patients against the opioid epidemic and as we strive to be a leader in redefined value-based care.

Kindly MD’s unique value proposition is to provide a patient-focused healthcare experience that integrates traditional medical evaluation and management with mental health integration and compliant alternative medicine education and inclusion. We focus on creating personalized care plans for each individual that get people back to work and life faster, reduce opioid use, and have high patient satisfaction. Kindly MD believes these methods to be superior in managing the root cause of symptoms and improve health outcomes faster. The company’s competitive advantage lies in its integrated approach to health care services combined with a deep commitment to capturing and utilizing patient data to drive informed, evidence-based care decisions to achieve better health outcomes.

Its specialty outpatient clinical services are reimbursed by Medicare, Medicaid, and commercial insurance contracts as well as offered on a fee-for-service basis. The Company offers outpatient and telemedicine evaluation and management of, but not limited to pain, functional medicine, cognitive behavioral therapy, recovery support services, overdose education efforts, peer support, limited urgent care, preventative medicine, medically managed weight loss, and hormone therapy.

Kindly MD providers are experts in de-prescribing and using alternatives to opioids, such as medical cannabis, Ketamine infusion therapy, and other prescription and non-prescription alternatives.

Kindly MD is most successful when patients report positive health outcomes and high satisfaction as a result of our care.

Recent Developments

[Currently no reportable recent developments to report, to update closer to filing]

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table sets forth key components of our results of operations during the three months ended September 30, 2024 and 2023, both in dollars and as a percentage of our revenues:

	For the Three Months Ended September 30, 2024
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$647,867	100.0%	$869,268	100.0%

Operating Expenses
Cost of revenues	7,790	1.2%	20,224	2.3%
Salaries and wages	1,138,561	175.7%	995,078	114.5%
General and administrative	525,758	81.2%	339,559	39.1%
Depreciation	25,576	3.9%	26,004	3.0%
Total Operating Expenses	1,697,685	262.0%	1,380,865	158.9%

Loss from Operations	(1,049,818)	(162.0)%	(511,597)	(58.9)%

Other Income (Expense)
Other income	45,330	7.0%	9,001	1.0%
Interest expense	(9,659)	(1.5)%	(12,550)	(1.4)%
Total Other Income (Expense)	35,671	(5.5)%	(3,549)	(0.4)%

Net loss before income taxes	(1,014,147)	(156.5)%	(515,146)	(59.3)%
Income tax benefit	-	-	-	-
Net Loss	$(1,014,147)	(156.5)%	$(515,146)	(59.3)%

Revenues

The Company earned $106,567 in reimbursements from insurance payers during the three months ended September 30, 2024, representing a 16.4% increase compared to the $91,553 earned during the three months ended June 30, 2024. The Company earned $232,842 in reimbursements from insurance payers during the nine months ended September 30, 2024, and $0 during the three and nine months ended September 30, 2023.

Revenues decreased by $221,401, or 25.5%, to $647,867 for the three months ended September 30, 2024, from $869,268 for the three months ended September 30, 2023. The decrease in revenues is primarily attributed to a decrease in cash-pay patient care services as Kindly MD continues to shift toward insurance billing with commercial and governmental payers including Medicare, Medicaid, Select Health, Blue Cross Blue Shield, Cigna, and other commercial payers compared to the prior period.

Operating Expenses

Operating expenses increased by $316,820, or 22.9%, to $1,697,685 for the three months ended September 30, 2024, from $1,380,865 for the three months ended September 30, 2023. The increase in operating expenses is primarily attributable to the following:

1.	Salaries and wages increased by $143,483, or 14.4%, to $1,138,561 for the three months ended September 30, 2024, from $995,078 for the three months ended September 30, 2023. The increase in salaries and wages is primarily attributed to additional staffing labor for Enterprise Data Management infrastructure and increased labor for compliance and billing and coding costs as Kindly MD shifts to insurance billing with commercial and governmental payers.
2.	General and administrative expenses increased by $186,199, or 54.8%, to $525,758 for the three months ended September 30, 2024, from $339,559 for the three months ended September 30, 2023. The increase in general and administrative expenses is primarily attributed to increased professional fees and directors and officers insurance as a publicly traded company.
3.	Cost of revenues decreased by $12,434, or 61.5%, to $7,790 for the three months ended September 30, 2024, from $20,224 for the three months ended September 30, 2023. The decrease in cost of revenues is primarily attributed to the corresponding decline in product revenues and a reduction to the inventory reserve.

Other Income (Expense)

Net other income increased by $39,220, or 1,105.1%, to $35,671 for the three months ended September 30, 2024, from net other expense of $3,549 for the three months ended September 30, 2023. The increase in net other income is primarily attributable to the following:

1.	Other income increased by $36,329, or 403.6%, to $45,330 for the three months ended September 30, 2024, from $9,001 for the three months ended September 30, 2023. This increase is primarily attributable to interest income earned during the period.
2.	Interest expense decreased by $2,891, or 23.0%, to $9,659 for the three months ended September 30, 2024 from $12,550 for the three months ended September 30, 2023. This decrease in interest expense is primarily attributed to a reduction of accrued interest of notes payable and amortization of debt discounts.

Net Loss

As a result of the cumulative effect of the factors described above, our net loss was $1,014,147 for the three months ended September 30, 2024, compared to a net loss of $515,146 for the three months ended September 30, 2023.

Net loss per share decreased by $0.06, or 54.5%, to $(0.17) for the three months ended September 30, 2024, compared to $(0.11) for the three months ended September 30, 2023. Kindly MD management strives to look for opportunities to optimize revenue by increasing sales, acquiring additional clinics, improving margins, and controlling ongoing operating expenses.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table sets forth key components of our results of operations during the nine months ended September 30, 2024 and 2023, both in dollars and as a percentage of our revenues:

	For the Nine Months Ended September 30,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$2,115,953	100.0%	$3,009,151	100.0%

Operating Expenses
Cost of revenues	77,481	3.7%	128,356	4.3%
Salaries and wages	2,973,420	140.5%	3,037,938	101.0%
General and administrative	1,312,980	62.1%	1,083,278	36.0%
Depreciation	76,210	3.6%	77,670	2.6%
Total Operating Expenses	4,440,091	209.8%	4,327,242	143.8%

Loss from Operations	(2,324,138)	(109.8)%	(1,318,091)	(43.8)%

Other Income (Expense)
Other income	71,198	3.4%	46,302	1.5%
Interest expense	(385,348)	(18.2)%	(20,744)	(0.7)%
Loss on extinguishment of debt	(38,889)	(1.8)%	-	-
Gain on change in fair value of derivative liability	61,051	2.9%	-	-
Total Other Income (Expense)	(291,988)	(13.8)%	25,558	0.8%

Net loss before income taxes	(2,616,126)	(123.6)%	(1,292,533)	(43.0)%
Income tax benefit	-	-	-	-
Net Loss	$(2,616,126)	(123.6)%	$(1,292,533)	(43.0)%

Revenues

The Company earned $232,842 in reimbursements from insurance payers during the nine months ended September 30, 2024. The Company earned $0 in reimbursements from insurance payers during the nine months ended September 30, 2023

Revenues decreased by $893,198, or 29.7%, to $2,115,953 for the nine months ended September 30, 2024, from $3,009,151 for the nine months ended September 30, 2023. The decrease in revenues is primarily attributed to a decrease in cash-pay patient care services as Kindly MD continues to shift toward insurance billing with commercial and governmental payers including Medicare, Medicaid, and commercial payers compared to the prior period.

Operating Expenses

Operating expenses increased by $112,849, or 2.6%, to $4,440,091 for the nine months ended September 30, 2024, from $4,327,242 for the nine months ended September 30, 2023. The increase in operating expenses is primarily attributable to the following:

1.	General and administrative expenses increased by $229,702, or 21.2%, to $1,312,980 for the nine months ended September 30, 2024, from $1,083,278 for the nine months ended September 30, 2023. The increase in general and administrative expenses is primarily attributed to increased professional fees and officers’ insurance as a publicly traded company.
2.	Cost of revenues decreased by $50,875, or 39.6%, to $77,481 for the nine months ended September 30, 2024, from $128,356 for the nine months ended September 30, 2023. The decrease in cost of revenues is primarily attributed to the corresponding decline in product revenues and a reduction in our inventory reserve, which lowered the provisions previously set aside for potential inventory obsolescence.

Other Income (Expense)

Net other expenses increased by $317,546, or 1,242.5%, to $291,988 for the nine months ended September 30, 2024, from net other income of $25,558 for the nine months ended September 30, 2023. The increase in net other expenses is primarily attributable to the following:

1.	Other income increased by $24,896, or 53.8%, to $71,198 for the nine months ended September 30, 2024, from $46,302 for the nine months ended September 30, 2023. This increase is primarily attributable to increased interest income earned on our bank accounts and income from affiliate programs and educational partnerships during the period.
2.	Interest expense increased by $364,604, or 1,757.6%, to $385,348 for the nine months ended September 30, 2024, from $20,744 for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, interest expense is primarily attributable to accrued interest of notes payable and amortization of debt discounts of $367,046.
3.	As a result of the repayment and issuance of common shares upon settlement of notes payable in connection with a public offering IPO, during the nine months ended September 30, 2024, the Company recorded a loss on extinguishment of debt of $38,889 and a gain on change in fair value of derivative liability of $61,051.

Net Loss

As a result of the cumulative effect of the factors described above, our net loss was $2,616,126 for the nine months ended September 30, 2024, compared to $1,292,533 for the nine months ended September 30, 2023.

Net loss per share increased by $0.21 or 72.4%, to $(0.50) for the nine months ended September 30, 2024, compared to $(0.29) for the nine months ended September 30, 2023. Management continues to look for opportunities to increase sales, acquire additional clinics, improve margins, and control ongoing operating expenses.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $3,642,944 and total working capital of $3,215,466. For the nine months ended September 30, 2024, the Company incurred an operating loss of $2,324,138 and used cash flows in operating activities of $2,172,361.

To date, we have financed our operations primarily through revenues generated from operations and cash proceeds from financing activities. On June 3, 2024, the we completed an IPO through the issuance of common stock and warrants for total net proceeds of $5.86 million. The IPO provided us with adequate liquidity and cash reserves to meet our obligations for at least the 12-month period following the date of this report, and to assist us in implementing our strategic operational business plans to create sustained cash flow generation thereafter.”

Summary of Cash Flow

The following table provides detailed information about our net cash flows from operations for the periods indicated:

	For the Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(2,172,361)	$(240,806)
Net cash used in investing activities	(13,291)	(14,420)
Net cash provided by financing activities	5,303,096	219,553
Net change in cash and cash equivalents	3,117,444	(35,673)
Cash and cash equivalents at the beginning of period	525,500	186,918
Cash and cash equivalents at the end of period	$3,642,944	$151,245

Net cash used in operating activities was $2,172,361 for the nine months ended September 30, 2024, as compared to $240,806 for the nine months ended September 30, 2023. The increase in net cash used in operating activities was primarily a result of an increased net loss, stock based compensation, and prepaid expenses during the period.

Net cash used in investing activities was $13,291 for the nine months ended September 30, 2024, as compared to $14,420 for the nine months ended September 30, 2023. The decrease in cash used in investing activities is primarily attributed to decreased property and equipment expenditures during the period.

Net cash provided by financing activities was $5,303,096 for the nine months ended September 30, 2024, as compared to $219,553 for the nine months ended September 30, 2023. The increase in net cash provided by financing activities is primarily attributed to the $5.9 million of net proceeds received in the public offering, offset by repayments of notes payable.

As a result of these cash flow activities, our net cash increased by $3,117,444, or 593.2%, from $525,500 as of December 31, 2023, to $3,642,944 as of September 30, 2024.

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

Use of Estimates. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of and during the reported period of the financial statements. Actual results could differ from those estimates. We evaluate our estimates and assumptions on an ongoing basis.

Revenue Recognition. The Company records revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.” Revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five-step approach: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied.

The Company primarily recognizes revenue from: (i) patient care services related to medical evaluation and treatment and (ii) product retail sales, (iii) service affiliate agreements

Revenue from patient care services, which relates to medical evaluation and treatment, is reported at the amount reflecting the consideration to which the Company expects to be entitled in exchange for providing these services. These amounts are due from patients, third-party payors (including Medicare, Medicaid, and commercial insurance payers), and others. The patient is considered the Company’s customer, and a signed patient treatment consent typically constitutes a written contract between the Company and the patient. Patient care services are considered discrete and are initiated and concluded at the patient’s discretion, which occurs each individual appointment. Generally, the Company satisfies its performance obligations at a point in time, specifically when it has the right to invoice the customer for the work completed, which usually occurs on an interaction basis for the work performed during any given billable interaction. The Company has determined that the underlying nature of the services provided remains consistent across different payor types. Consequently, the Company utilizes a portfolio approach to assess price concessions in its contracts with patients. The Company recognizes revenue for patient care services net of price concessions, which include contractual adjustments provided to third-party payors, discounts offered to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions extended to patients. Implicit price concessions, representing differences between the amount the Company expects to receive from patients and standard billing rates, are accounted for as contractual adjustments or discounts, deducted from gross revenue to calculate net revenues. The Company bases its estimates of contractual adjustments and discounts on contractual agreements, its discount policies, and historical experience.

Revenue from retail sales is recognized when control of the goods is transferred to the customer. This occurs when the customer can direct the use of, and obtain substantially all benefits from, the Company’s products, generally at the time of shipment or customer pickup. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

Revenue from service affiliate agreements is recognized when control of the promised goods or services is transferred to our customers, or when services are rendered to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and the collectability of consideration is probable. The company recognizes revenue after the service price has been allocated and when it satisfies the performance obligation. Usually, there is only a single performance obligation in the sale and service, and therefore the entire transaction price is allocated to the single performance obligation. This typically occurs at a point in time when products and or services are rendered, delivered, or shipped. The transaction price for contracts is set per the contract language. The transaction price for services is set by the company for the various service options, less current discounts or coupons offered, where those discounts are set and approved by management from time to time.

Impairment of Long-Lived Assets. The Company reviews the carrying value of long-lived assets such property and equipment and right-of-use (“ROU”) assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. These events and circumstances may include significant decreases in the market price of an asset or asset group, significant changes in the extent or manner in which an asset or asset group is being used by the Company or in its physical condition, a significant change in legal factors or in the business climate, a history or forecast of future operating or cash flow losses, significant disposal activity, a significant decline in the Company’s share price, a significant decline in revenue or adverse changes in the economic environment. If such facts indicate a potential impairment, the Company would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset group’s carrying amount and its estimated fair value.

Stock-Based Compensation. We recognize the fair value compensation cost relating to stock-based payment transactions in accordance with ASC Topic 718, “Share-Based Payments.” Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period. The fair value of our stock options is estimated using a Black-Scholes option valuation model. Restricted stock awards are valued based on the closing stock price on the date of grant (intrinsic value method). The Company has elected to recognize forfeitures as they occur.

Embedded Derivative Liabilities. The Company evaluates the embedded features in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815, “Derivatives and Hedging Activities.” Certain conversion options and redemption features are required to be bifurcated from their host instrument and accounted for as free-standing derivative financial instruments should certain criteria be met. The Company applies significant judgment to identify and evaluate complex terms and conditions of all of its financial instruments, including notes payable, to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2024, the Company did not issue any unregistered equity securities except as set forth below.

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

During the nine months ended September 30, 2024, the Company issued 25,778 shares of common stock for compensation to employees valued at $30,854.

During the nine months ended September 30, 2024, the Company issued 12,182 shares of common stock for consulting services valued at $14,132.

See NOTE 8-Stockholders’ Equity of our Condensed Consolidated Financial Statements included in this Quarterly Report respecting the grant of certain additional incentive stock options during and subsequent to the quarter ended September 30, 2024.

The above-described shares and stock options were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation, the shareholders were accredited and/or financially sophisticated, and the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
3.1	Certificate of Organization of Utah Therapeutic Health Center, PLLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on September 20, 2023).
3.2	Certificate of Conversion to Utah Therapeutic Health Center, LLC (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on September 20, 2023).
3.3	Certificate of Conversion to Kindly MD, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed on September 20, 2023).
3.4	Amended and Restated Articles of Incorporation of Kindly MD, Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on September 20, 2023).
3.5	Bylaws (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed on September 20, 2023).
3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1 filed on September 20, 2023).
10.1	Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on September 20, 2023).
10.2+	Employment Agreement by and between the Company and Timothy Pickett dated May 1, 2022 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on September 20, 2023).
10.3+	Consulting Agreement by and between the Company and Wade Rivers, LLC dated January 1, 2021 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed on September 20, 2023).
10.4+	Employment Agreement by and between the Company and Adam Cox dated May 1, 2022 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on September 20, 2023).
10.5+	Compensation Agreement by and between the Company and Jared Barrera dated September 28, 2022 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed on September 20, 2023).
10.6	Securities Purchase Agreement and Note dated December 28, 2023, issued by the Registrant to Steel Anderson (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A filed on March 12, 2024).
10.7	Securities Purchase Agreement and Note dated December 28, 2023, issued by the Registrant to Abdullah Rasool (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A filed on March 12, 2024).
10.8	Securities Purchase Agreement and Note dated December 28, 2023, issued by the Registrant to Brianna Moylan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/A filed on March 12, 2024).
10.9	Securities Purchase Agreement and Note dated December 28, 2023, issued by the Registrant to Jacob Dorfman (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1/A filed on March 12, 2024).
10.10	Securities Purchase Agreement and Note dated January 24, 2024, issued by the Registrant to Nowell Sheinwald (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1/A filed on March 12, 2024).
10.11	Loan Agreement dated December 26, 2023, between the Registrant and Square Financial Services, Inc. and Block Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1/A filed on May 9, 2024).
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Executive compensation plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINDLY MD, INC.
(Registrant)

Date: November 12, 2024	By:	/s/ Tim Pickett
Tim Pickett
Chief Executive Officer

Date: November 12, 2024	By:	/s/ Jared Barrera
Jared Barrera
Chief Financial Officer

