Form 10-K
period 2024-12-31
Kindly MD, Inc.
filed 2025-03-28
CIK 1946573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-42103

KINDLY MD, INC.

(Exact Name of Registrant as Specified in Its Charter)

Utah	84-3829824
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5097 South 900 East Suite 100, Salt Lake City, UT 84117

(Address of Principal Executive Offices)

(385) 388-8220

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	KDLY	The Nasdaq Stock Market LLC
Tradeable Warrants to purchase shares of Common Stock, par value $0.001 per share	KDLYW	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $8.1 million as of June 30, 2024, based upon a bid price of $2.75 per share for the registrant’s common stock on such date. Shares of the registrant’s common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be “affiliates” of the registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

On March 27, 2025, a total of 6,029,648 shares of our common stock were outstanding.

KINDLY MD, INC.

FORWARD LOOKING STATEMENT DISCLAIMER

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO US THAT ARE BASED ON THE BELIEFS OF MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO US. WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “SHOULD,” “PLAN,” AND “EXPECT” AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THOSE DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, PLANNED OR EXPECTED. WE DO NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

PART I

ITEM 1. BUSINESS

Overview

KindlyMD is a patient-first healthcare and healthcare data company redefining value-based care and patient-centered medical services. Formed in 2019, KindlyMD leverages data analysis to deliver evidence-based, personalized solutions in order to reduce opioid use, improve health outcomes faster, and provide value-based, algorithmic guidance on the use of alternative medicine in healthcare.

We aspire to collect and analyze valuable data on alternative treatments as well as biopsychosocial factors to provide better health outcomes. This results in valuable data for patients, the Company, and the Company’s investors. KindlyMD aims to become a leading source of evidence-based assessment and treatment data in the fight against the opioid epidemic and a leader in redefined value-based care.

KindlyMD’s unique value proposition is to provide for a patient-focused healthcare experience that integrates traditional medical evaluation and management with mental health integration along with compliant alternative medicine education and inclusion. We focus on creating personalized care plans for each patient so they can get back to work and life faster, reduce opioid use, and have high patient satisfaction. The Company’s competitive advantage lies in its ability to overlay this integrated approach to clinics we own or work with.

Our specialty outpatient clinical services are reimbursed by Medicare, Medicaid, and commercial insurance contracts as well as offered on a fee-for-service basis. The Company offers both in-person and telemedicine options for patients. KindlyMD provides management of, but not limited to, pain, functional medicine, cognitive behavioral therapy, addiction, recovery support services, overdose education efforts, peer support, limited urgent care, preventative medicine, medically managed weight loss, and hormone therapy.

KindlyMD’s Role in Fighting the Opioid Epidemic

The market opportunity and potential for growth in the US for companies addressing the chronic pain market is significant. According to a November 2024 report from the Centers for Disease Control and Prevention (CDC), approximately 25% of Americans suffer from chronic pain, with nearly 1 in 10 experiencing severe pain that limits daily activities or work. The Journal of Pain estimates the annual economic cost of chronic pain in the U.S. to be as high as $635.0 billion. In terms of office visits, it is estimated that over 100 million visits to healthcare providers are due to chronic pain each year.

With the rise of electronic health records (EHRs), clinics now capture trillions of data points per year. However, very few have the tools or expertise to analyze this information to uncover trends and opportunities for improving care. According to Grand View Research, the global healthcare analytics sector was valued at USD $53.0 billion in 2024 and is expected to grow at a compound annual growth rate (CAGR) of 21.1%, reaching USD $167.0 billion by 2030. Our specialization in health data may give us a distinct advantage in a rapidly expanding market, further enhancing our growth prospects. Our data offers distinct value by providing insights that are tailored to emerging fields like integrated behavioral healthcare, which we believe to be underrepresented in traditional healthcare data sources.

KindlyMD’s Enterprise Data Management (EDM) model provides a missing link by centralizing and standardizing data from various systems and empowering our clinic networks with actionable insights they can use to enhance patient outcomes. Specifically, our solutions seek to help clinics:

●	Reduce the burden of opioid use in the patient population.
●	Improve outcomes for patients by integrating psychological and physical function measurement data, allowing clinicians and patients to see the “whole picture” to optimize the value of care they provide and directly improve outcomes for patients.

The integration of behavioral health services into the treatment of chronic pain is in the early adoption phase of market development, with an increasing number of healthcare providers recognizing the importance of addressing the psychological factors contributing to chronic pain. According to Precedence Research, the U.S. behavioral health market was valued at approximately $89.10 billion in 2024 and is projected to reach $165.38 billion by 2034.

The addition of tele-behavioral health is a high yield way to quickly penetrate a large existing market of pain clinics seeking ways to improve patient outcomes through the addition of mental health services and reduce liability. Rising demand for surgeries, increasing awareness, availability of treatment options, and the willingness to seek treatment are expected to complement the growth of the population of patients seeking treatment for pain and/or chronic pain medication use.

The combination of the large and growing chronic pain patient population, the increasing demand for data options, and the growing recognition of the importance of behavioral health in whole-patient treatments creates a significant market opportunity for companies like KindlyMD.

The four pillars of KindlyMD are:

1.	Listen First. KindlyMD identifies mental health issues at the first visit and blends integrated behavioral health services into every patient care plan.

2.	Integrate. Each “Integration Team” consists of a prescriber, BHC (Behavioral Health Clinician), and Care Coordinator — we see the “whole picture.”

3.	Track the Data. The KindlyMD vision is to become the premier source of healthcare data around integration of mental and physical health treatment for better outcomes. We also track data to integrate an algorithm for alternative medicine into evidence-based healthcare.

4.	Understand the Need. KindlyMD understands the need to address physical factors and mental health to end the opioid epidemic.

KindlyMD Headquarters

Our headquarters are located at 5097 S 900 E, Suite 100, Salt Lake City, UT 84117.

Our headquarters include 5,321 square feet of clinic and office space in Murray Utah. This offers up to ten exam and consultation rooms to our local clinical capacity. We will also use this flagship location as a training facility for new providers and staff to learn our integrated behavioral medical model.

Business Revenue Streams

We currently earn revenue through (i) patient care services related to medical evaluation and treatment, (ii) service affiliate agreements, and (iii) product retail sales. In the future, we hope to add data leasing and sales to these revenue streams.

KindlyMD is a licensed healthcare facility performing evaluation and management for non-emergent conditions in a direct care and insurance reimbursed model. We are contracted with most major insurance payers in Utah, covering over 95% of the insured population. KindlyMD focuses primarily on three visit types. 1) Patients with pain who are using opioid medications, 2) patients seeking evaluation and management for non-emergent conditions by a licensed prescriber. 3) Behavioral Therapy and guided therapy visits billed through traditional insurance or out of pocket.

Patient Care Services

Payments are received from patients directly or reimbursed from Medicare, Medicaid, or commercial insurance contracts. KindlyMD treated 20,636 patient visits during 2024 in Utah compared to 18,930 patient visits during 2023.

Behavioral Therapy and Guided Therapy Visits

Behavioral health therapy visits are integrated into the Company’s clinical model and are performed either on a fee for service basis or reimbursed through traditional insurance contracts. The clinical model includes targeted behavioral therapy sessions at each visit, plus the Company offers traditional therapy sessions with licensed therapists trained in trauma-based therapy and other modalities as described at kindlymd.com.

Service Affiliate Agreements

KindlyMD networks with local healthcare clinics to maximize our ability to increase service offerings to more individuals, including overlaying our integrated model of health care into existing clinics. We work with local healthcare facilities, the providers and administrators at the local Veterans Administration (VA), including those specializing in the evaluation and management of similar conditions as well as organizations focused on specialized procedures, treatments, and behavioral health therapy. These include referrals and cooperation in patient care plans which may include services provided by different clinics. In the future, KindlyMD may also sublease space within a primary clinic in order to expand services by an affiliate organization. These service affiliate agreements are governed by a healthcare Business Associate Agreement (BAA) as well as financial contracts, where necessary.

Data Collection and Research

KindlyMD collects valuable data through our services and interactions. Clients provide data directly, as do clinicians and staff by collecting data about interactions such as product and medication use, experiences, and behaviors. The data we collect depends on the context of the interactions with KindlyMD and the choices people make, including their privacy settings and the products and features they use. We also obtain data about customers, patients, and clients from third parties. This data may be marketed to life science companies, healthcare providers, healthcare payers, industry groups, data aggregators, and research institutions through service affiliate agreements.

Clinical and demographic data are particularly useful in understanding the needs of patients. This includes information such as names, addresses, income levels, household indicators, diagnosis, symptoms, medical history, social history, along with data from purchased products from websites and clinics, including item types, quantity, and average time before the next purchase. Information about medical conditions and medications used provides insights into the healthcare requirements of individual patients. These insights can help tailor our services to better meet patient needs and contribute to improved health outcomes and business decisions.

Patients consent to allow KindlyMD the use of their data upon signing up for our services. When we collect demographic or medical data during appointments and questionnaire gathering, we inform the patient that their information is protected under HIPAA and that we will not share private health information with other institutions or individuals without the patient’s consent. Patients, clients, and customers of KindlyMD have choices when it comes to the technology they use and the data they share. If someone chooses not to share their data with KindlyMD, we may not provide services. Where providing data is optional, clients, patients, and customers are offered the choice to provide the data or not.

We integrate data collected from various interactions and third parties to enhance patient experience, support informed business and clinical decisions, and achieve other legitimate business purposes.

Our processing of personal and healthcare data for these purposes includes both automated and manual (human) methods of processing. Our automated methods are related to and supported by our manual methods. For example, our automated methods may include artificial intelligence (AI). We are currently training machine learning processes within our computer environment to improve categorization of patient needs and improve business operations while using prepopulated AI models, like ChatGPT from OpenAI, to help us leverage data. This use of AI enables us to quickly and effectively organize the use of the data we collect, resulting in improved business operations and patient services. This technology is being leveraged help categorize and identify trends in various data sets, including what brings a patient to our clinic, from where and under what pretexts.

The information gathered resides in our Enterprise Data Management warehouse, where we have business agreements with each entity accessing this system. A manual review may be conducted by KindlyMD employees or vendors who are working on KindlyMD’s behalf.

We share data only with consent or authorization. Data may also be shared with KindlyMD’s affiliates and subsidiaries, vendors acting on our behalf, or as required by law or legal processes. Additionally, we may share data to protect patients and customers, safeguard lives, ensure the security of our products, and uphold the rights and property of KindlyMD’s shareholders, customers, and patients.

KindlyMD is required to protect the information it collects and maintains. KindlyMD respects the right to privacy and protects the information it maintains about clients and patients in accordance with all required laws, regulations and standards. All healthcare research and published data regarding clinical outcomes is anonymized and governed by HIPAA. Personally-identifying information is protected and removed from any research, publication, lease, or sale to any third party.

Retail Sales

Our mission is to enhance our patients’ and customers’ overall quality of life and reduce the use of prescription medications, specifically opioids. The Company’s retail product offerings may include products that contain CBD, while maintaining THC amounts within the limits set in the 2018 Farm Bill.

Product Description

When KindlyMD sells products considered as hemp, we purchase finished products supplied by third party with whom we have no material written agreements related to their licensing to process hemp. All products are approved for sale in Utah and registered by the Utah Department of Agriculture and Food, Division of Industrial Hemp (UDAF). Additionally, in order to sell hemp products in Utah, we must register as a hemp retailer through UDAF each calendar year.

Beyond the federal guidelines, which are further described in the section “Government Regulations,” hemp products registered in Utah cannot exceed a total of THC and any THC analog that is greater than 5 milligrams per serving; and 150 milligrams per package or be sold to persons under 21 years of age.

Our Competitive Strengths

KindlyMD is one of the largest providers of medical evaluation and management services related to treatment recommendations for the medical cannabis program in Utah, serving over 71,751 visits as of this filing. Our model of healthcare is unique in Utah, blending prescribers and licensed behavioral health clinicians into every patient care plan. We know of no other large pain clinic in Utah that operates this integration model. We are one of a limited number of specialty providers who allow patients to utilize non-opioid alternative medications with their opioids with supervision by a licensed prescriber who receives reimbursement from Medicare, Medicaid, or commercial insurance payers for services in-network. KindlyMD providers are experts in de-prescribing and using alternatives to opioids, so much so that in a survey of 1,157 KindlyMD patients, 88% of our patients saw a reduction in other medication in just 6 months.

In addition to our in-person clinics, KindlyMD offers telehealth visits online to patients in the Utah market where the standard of care is the same as in-person visits. The Company’s competitive advantage lies in its ability to overlay this integrated approach to clinics we own or work with. KindlyMD believes its business model could thrive in other states where a pain clinic can build a profitable base in treating pain patients with prescription medication regardless of the state-legal alternative, non-opioid options, available to patients. With KindlyMD’s data-driven model, positive outcomes could contribute to more favorable legislation toward many non-opioid alternative medication options in the US to augment treatment protocols.

In addition, KindlyMD’s significant database and data collection model sets it apart from its competitors. Visits may be charted by two clinicians, one prescriber and one BHC. This data focuses on why and how patients may turn to alternative medicine to reduce prescription medication use and addiction and is a valuable tool in establishing treatment protocols and advocating the medical and pharmaceutical industries for more diverse treatment options. Our data may offer distinct value by providing insights that are tailored to emerging fields like integrated behavioral healthcare, which we believe to be underrepresented in traditional healthcare data sources.

Competition

Our competition are pain clinics as well as other non-opioid specialty alternative medicine clinics in Utah (such as goforward.com or Medalus). Competition also comes from behavioral integration company EvolvedMD who are a behavioral health company embedding BHC’s into existing clinics in Arizona and Utah through an affiliate model. Further, we also face competition from other non-opioid focused healthcare data collection companies. However, the Company believes that there is a high barrier for entry in this industry that requires specialized expertise and significant capital. The Company believes it can compete with these other companies due to the experience of the team and the unique model of healthcare provided.

Marketing and Customers

KindlyMD uses and plans to use various marketing techniques to advertise its services and attract potential new clients and patients. Such techniques include posting videos on YouTube, email marketing, online and social media marketing, print advertising in target markets, publishing research, and participating in speaking engagements.

KindlyMD has two specific target markets: patients and businesses. KindlyMD attempts to target patients suffering from chronic pain and adults on opioids or more than one prescription medication. Further, the Company targets businesses looking for data resources, expanded behavioral clinic operations, and centers dedicated to wellness, research and analysis, market research, and consumer analyses.

Corporate History

On December 2, 2019, the Company filed their original articles of organization with the state of Utah under the name “Utah Therapeutic Health Center, PLLC.”

On April 15, 2020, the Company filed Articles of conversion with the State of Utah converting the entity from a PLLC to an LLC.

On March 11, 2022, the Company filed Articles of Conversion with the State of Utah converting the entity from a limited liability company to a corporation and formally changing the name of the Company to “Kindly MD, Inc.”

On July 5, 2022, the Company filed Amended and Restated Articles of Incorporation with the State of Utah, adding a preferred class of stock to its authorized shares and increasing the number of common shares authorized, among other corporate governance matters.

On June 3, 2024, the company completed an IPO, resulting in the issuance of 1,240,910 shares of common stock and received gross proceeds of approximately $6.8 million. After deducting offering expenses, the Company received net proceeds of approximately $5.9 million.

Intellectual Property

The Company’s trademarks, for the word “KindlyMD” and the flower-like logo, were filed on November 9, 2022 and registered on December 12, 2023, associated with “Alternative medicine services; Medical clinic services; Mental health therapy services; Physician services; Provision of health care and medical services by health care professionals via the Internet or telecommunication networks”.

Properties

Currently, the Company operates at the following locations:

In Murray, Utah at 5097 S 900 E, Suite 100, Salt Lake City, UT 84117. The lease commenced on October 1, 2022, and is for a term of 52 months. The monthly base rent is $6,873 with scheduled increases.

In Millcreek, Utah at 740 E 3900 S, Suite 108, Salt Lake City, Utah 84107. The lease renewal commenced on July 22, 2024, and is for a term of 12 months. The monthly base rent is $2,400.

In Ogden, Utah at 2485 Grant Ave, Suite 105, Ogden, Utah 84401. The lease renewal commenced on September 1, 2023, and is for a term of 12 months. The monthly base rent is $978.

In Ogden, Utah at 425 East 5320 South; Suite 205, Ogden, Utah 84405. The lease commenced on December 1, 2024, and is for a term of 86 months. The monthly base rent is $6,211 with scheduled increases.

In Bountiful, Utah at 580 W 100 N, Suite 4, Bountiful, Utah 84010. The lease commenced on June 1, 2021, and is for a term of 48 months. The monthly base rent is $1,152 with scheduled increases.

In Provo, Utah at 222 Draper Lane, Suite 2, Provo, Utah 84601. The lease commenced on March 1, 2021, and is for a term of 58 months. The monthly base rent is $400 with scheduled increases.

Seasonality

Healthcare clinics and data businesses typically operate on a full-time basis, twelve months a year, without much seasonal impact or variation.

Employees and Human Capital

We currently have a total of 61 employees, consisting of 23 full-time employees and 38 part-time employees.

Government Regulation

We are subject to local, state, federal and international laws, statutes, rules, policies, and regulations (collectively “Regulations”) that relate directly or indirectly to our operations. These include health practices, privacy, and data protection regulations. Our business operations involve the collection, transfer, use, disclosure, security, and disposal of personal or sensitive information. As a result, our business is subject to complex and evolving U.S. and international laws and regulations regarding privacy and data protection. We are also subject to common business and tax rules and regulations pertaining to the operation of our business. Below is a discussion of the federal and state-level regulatory regimes in those jurisdictions where we are currently directly involved.

We are subject to the Controlled Substances Act (CSA) as enforced by the Drug Enforcement Administration (DEA). The CSA is the federal U.S. drug policy under which the manufacture, importation, possession, use, and distribution of certain narcotics, stimulants, depressants, hallucinogens, anabolic steroids, and other chemicals are regulated. The DEA is the federal agency responsible for enforcing the CSA. A pain clinic that prescribes opioids must register with the DEA and follow strict record-keeping, reporting, and security measures to ensure that these substances are not misused. Non-compliance can result in substantial penalties and criminal charges.

Food and Drug Administration (FDA): The FDA is responsible for protecting the public health by ensuring the safety, efficacy, and security of drugs, biological products, and medical devices. Our clinic must only use FDA-approved medications and devices and follow FDA guidelines in their use.

Utah State Medical Boards: Each state has its own medical board that licenses and regulates physicians and other healthcare professionals. They also establish rules for clinics and the prescribing of controlled substances. We are subject to the Utah Department of Professional Licensing with regard to our Nurse Practitioners, Physicians Assistant, Medical Doctors, Phycologists, and Licensed Clinical Social Workers to maintain licensing.

Health Insurance Portability and Accountability Act (HIPAA): HIPAA sets national standards for the security of electronic health care transactions, the privacy of health information, and the conduct of healthcare providers. We must have systems in place to protect patient privacy and maintain data security.

Centers for Medicare & Medicaid Services (CMS): If or when KindlyMD treats Medicare or Medicaid patients, CMS rules dictate regarding billing, reporting, and patient care guidelines.

Federal Regulation of Cannabis

Kindly MD, Inc. does not grow, process, or sell cannabis in any form.

In 2005, the U.S. Supreme Court ruled that Congress has the power to regulate cannabis.

The U.S. federal government regulates drugs through the Controlled Substances Act, which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I controlled substance. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule I drugs, substances or chemicals as “drugs with no currently accepted medical use and a high potential for abuse.” However, the Food and Drug Administration has approved Epidiolex, which contains a purified form of the drug CBD, a non-psychoactive ingredient, for the treatment of seizures associated with two epilepsy conditions. The Food and Drug Administration has not approved cannabis or cannabis compounds as a safe and effective drug for any other condition. Moreover, under the 2018 Farm Bill or Agriculture Improvement Act of 2018 legalized the regulated production of hemp, which is defined as cannabis with less than 0.3% THC by weight.

FDA and Hemp Products: The FDA regulates products containing cannabis or cannabis-derived compounds under the Federal Food, Drug, and Cosmetic Act (FD&C Act). The FDA currently prohibits THC or CBD products from being sold as dietary supplements or in food interstate commerce. Any product marketed with a therapeutic claim must be approved by the FDA before it can be sold.

KindlyMD does not market or sell products as dietary supplements or food, and makes no health claims on any of the aforementioned products sold.

Cannabis is Largely Regulated at the State Level

State laws that permit and regulate the production, distribution and use of cannabis for adult use or medical purposes are in direct conflict with the Controlled Substances Act, which makes cannabis use and possession federally illegal. Although certain states and territories of the U.S. authorize medical and/or adult use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation and transfer of cannabis and any related drug paraphernalia is illegal and any such acts are criminal acts under federal law under any and all circumstances under the Controlled Substances Act. Although our activities are believed to be compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis may neither absolve us of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought.

The risk of federal enforcement and other risks associated with our business are described in the section entitled “Risk Factors.”

Regulation of the Cannabis Market at State and Local Level

The Utah Medical Cannabis Act (H.B. 3001 Utah Medical Cannabis Act) directs the Utah Department of Health (UDOH) to issue medical cannabis cards to patients, register medical providers who wish to recommend medical cannabis treatment for their patients, and license medical cannabis pharmacies. Physicians, Advanced Practice Registered Nurses, and Physician Associates who are licensed to prescribe a controlled substance are allowed to recommend medical cannabis treatment for their patients. Providers must register through an Electronic Verification System (EVS) established by the UDOH. Registered providers may only recommend medical cannabis treatment to a patient in the course of the physician-patient relationship after completing and documenting in the patient’s record a thorough assessment of the patient’s condition and medical history.

Hemp products are approved for sale in Utah and registered by the Utah Department of Agriculture and Food, Division of Industrial Hemp and Medical Cannabis (UDAF). This process requires a complete product registration application, a full panel certificate of analysis (COA), a product label design that complies with administrative rule R68-26-5, and a fee for each cannabinoid product registered. Each registration is effective for 12 months and must reapply for registration each year. Hemp is only allowed for sale in registered establishments through UDAF.

The Utah Department of Agriculture and Food oversees the market for industrial hemp and medical cannabis in Utah and is governed, in part, by H.B. 227 Hemp Amendments. This bill outlines the hemp producer registration process, establishes the age of 21 as the legal age in which a person in Utah may purchase a hemp product and generally governs the rules surrounding legal limits of tetrahydrocannabinol (THC) and THC analogs in hemp products to 5mg per serving and 150mg total per package. UDAF also regulates compliance by monitoring processors and retail establishments. All products labeled and sold in Utah must be approved by UDAF.

Product registration application and COA requirements are subject to Utah administrative rule R68-26-4 and R68-37 for testing standards. Label requirements are found in Utah administrative rule R68-26-5.

Telemedicine

The Utah Medical Practice Act allows healthcare providers to establish a provider-patient relationship via telemedicine, as long as the standard of care is the same as in-person visits. Healthcare providers providing telehealth and telepsychology telemedicine services to patients in Utah must be licensed to practice in the state. Utah allows for telemedicine prescribing as long as the standard of care is the same as in-person visits. Controlled substances have additional regulations that often require an in-person exam. All interactions between the treating provider and patient are considered healthcare interactions and therefore are governed by HIPAA privacy laws.

The Ryan Haight Online Pharmacy Consumer Protection Act of 2008: This is a federal law that regulates the distribution of controlled substances online. When KindlyMD uses telemedicine services to prescribe opioids, we must comply with this Act. The Ryan Haight Act requires a valid prescription for controlled substances, which generally entails a prior in-person medical evaluation.

Telepsychology services in Utah also require provider licensing, which is governed by the Utah Psychology Licensing Board. Providers need to meet stringent educational, internship, and examination requirements, aligning with the American Psychological Association’s guidelines.

Corporate Practice of Medicine laws aim to preserve the physician-patient relationship from potential commercial intrusions. In Utah, these laws apply to telemedicine. We enter into contractual agreements with physicians and APCs to preserve the provider-patient relationship from commercial intrusions.

Fee-splitting, the sharing of professional fees between medical practitioners and non-medical practitioners, is illegal in Utah. Cybersecurity is governed by the Utah health Information Network (UHIN) standards, which provide a framework for data security and protection in healthcare, which we adhere to. We utilize encryption for all healthcare related communication channels and data storage, inclusive of telemedicine. Insurance regulation also influences telemedicine practice in Utah. Utah law mandates private payer parity for telemedicine services, meaning private insurance companies must cover telemedicine services at the same rate as in-person services. However, specifics of billing and reimbursement vary among insurers.

Expansion Outside of Utah

At present, our operations are solely based in Utah, and we have not currently targeted or planned specific expansion into other states. Given the complex, state-specific regulatory landscape of the healthcare industry, expanding our operations will necessitate extensive preparation and understanding of the relevant regulations, licensure, and registration requirements in any such states.

Each state has a unique set of rules and regulations pertaining to the use, possession, production, and distribution of scheduled medications. Consequently, any potential expansion will involve a careful evaluation of the state-specific regulatory environment, ensuring full compliance with all requisite laws and regulations to prevent legal ramifications.

Regulatory Risks

Our operations, although compliant with Utah state law, are still subject to U.S. federal law. There is always a risk of federal enforcement action, and non-compliance could lead to significant legal penalties, including but not limited to fines, imprisonment, seizure of assets, and prohibition of business operations.

Our business operations adjacent to the medical cannabis industry expose us to specific risks. The conflict between federal and state laws regarding cannabis creates a complex legal environment, where compliance with state law does not exempt us from federal prosecution. Federal enforcement could disrupt our operations and expose us to substantial legal risk. The ongoing evolution of regulations and their enforcement adds a layer of uncertainty to our business.

The Cannabis industry also faces societal perceptions and stigma which can impact our market. Changes in laws, regulations, or societal perceptions can affect market conditions and the demand for our services.

If or when we expand our operations to other states in the future, we will have to ensure full compliance with the laws of those states, which will necessitate significant investments in legal, operational, and administrative resources. Each expansion will come with its own set of unique challenges and potential risks, necessitating a thorough analysis of the specific state regulatory environments. Our business operations and expansion plans are in line with the current interpretation of the regulations in place. However, a change in regulatory interpretation, enforcement or law could adversely affect our operations. Consequently, the risks inherent in the healthcare industry and our business necessitate careful consideration by potential investors.

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

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risks that are described in this section. You should also read the sections entitled “Cautionary Note Regarding Forward-Looking Statements” on page 31 of this filing. Additional risks not presently known or that we currently deem immaterial could also materially and adversely affect us. You should consult your own financial and legal advisors as to the risks entailed by an investment in our securities and the suitability of investing in our securities in light of your particular circumstances. If any of the risks contained in this filing develop into actual events, our assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, long-term performance goals, prospects, and/or results of operations could be materially and adversely affected, the trading price of our Common Stock could decline and you may lose all or part of your investment. Some statements in this prospectus, including such statements in the following risk factors, constitute forward-looking statements.

The Company operates in an environment that involves many risks and uncertainties. The risks and uncertainties described in this section are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. If any of the risks described actually occur, our business, operating results, financial position, and value of our securities could be adversely affected.

Risks Related to Our Business

We may be unable to effectively manage future growth.

We may be subject to growth-related risks, including capacity constraints and pressure on our internal systems and controls. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Rapid growth of our business may significantly strain our management, operations and technical resources. If we are successful in obtaining large orders for services, we will be required to deliver large volumes of services to our customers on a timely basis and at a reasonable cost. We may not obtain large-scale orders for our services and if we do, we may not be able to satisfy large-scale requirements on a timely and cost-effective basis. Our inability to deal with this growth may have a material adverse effect on our business, financial condition, results of operations and prospects.

We will need additional financing in the future, which may not be available when needed or may be costly and dilutive.

We will require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed.

Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

We may incur significant debt to finance our operations.

There is no assurance that we will not incur additional debt in the future, that we will have sufficient funds to repay our indebtedness, or that we will not be in default on any of our debt, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet the Company’s needs or to otherwise provide the capital necessary to conduct our business.

There may be uncertainty of profitability.

Our business strategy may result in meaningful volatility of revenues, losses and/or earnings. As we will only develop a limited number of business efforts, services and products at a time, our overall success will depend on a limited number of business initiatives, which may cause variability and unsteady profits and losses depending on the products and/or services offered and their market acceptance.

Our revenues and our profitability may be adversely affected by economic conditions and changes in the market for our products and/or services. Our business is also subject to general economic risks that could adversely impact the results of operations and financial condition.

Our business may suffer if we are unable to attract or retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity, and good faith of Management, as well as other personnel. We have a small management team, and the loss of a key individual or our inability to attract suitably qualified replacements or additional staff could adversely affect our business. Our success also depends on the ability of Management to form and maintain key commercial relationships within the marketplace. No assurance can be given that key personnel will continue their association or employment with us or that replacement personnel with comparable skills will be found. If we are unable to attract and retain key personnel and additional employees, our business may be adversely affected. We do not maintain key-man life insurance on any of our executive employees.

Although we have entered into an employment agreement with our Chief Executive Officer, and do not believe our Chief Executive Officer is planning to leave or retire in the near term, we cannot assure you that he will remain with us. The loss or limitation of the services of any of our executives or members of our senior management team, or the inability to attract additional qualified management personnel, could have a material adverse effect on our business, financial condition, results of operations, or independent associate relations.

The lack of available and cost-effective directors and officer’s insurance coverage in our industry may cause us to be unable to attract and retain qualified executives, and this may result in our inability to further develop our business.

Our business depends on attracting independent directors, executives, and senior management to advance our business plans. We currently have directors and officer’s insurance to protect our directors, officers, and the company against the possible third-party claims. However, the Company and our executive directors and officers are still susceptible to liability claims arising by third parties, and as a result, we may be unable to attract and retain qualified independent directors and executive management causing the development of our business plans to be impeded as a result.

Management of growth will be necessary for us to be competitive.

Successful expansion of our business will depend on our ability to effectively attract and manage staff, strategic business relationships, and shareholders. Specifically, we will need to hire skilled management and technical personnel as well as manage partnerships to navigate shifts in the general economic environment. Expansion has the potential to place significant strains on financial, management, and operational resources, yet failure to expand will inhibit our profitability goals. We have no definitive plan for expansion into other states at this time.

The failure to enforce and maintain our intellectual property rights could adversely affect the value of the Company.

The success of our business will partially depend on our ability to protect our intellectual property. As of the date hereof, we own no patents and one trademark. The unauthorized use of our intellectual property could diminish the value of our business, which would have a material adverse effect on our financial condition and results of operation.

Laws and regulations affecting the medical cannabis industry are constantly changing, which could detrimentally affect our operation.

Local, state, and federal medical cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and result in a material adverse effect on certain aspects of our planned operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to certain aspects of our businesses. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Our operations, although compliant with Utah state law, are still subject to U.S. federal law which classifies cannabis as a Schedule I controlled substance. There is always a risk of federal enforcement action, and non-compliance could lead to significant legal penalties, including but not limited to fines, imprisonment, seizure of assets, and prohibition of business operations. The products that we sell, including CBD products, could be subject to enforcement actions by the United States Food and Drug administration (“FDA”). For example, CBD products could be subject to FDA enforcement if they are viewed as unapproved or misbranded drugs under the Food, Drugs and Cosmetic Act.

Our business operations in the medical cannabis industry expose us to specific risks. The conflict between federal and state laws regarding cannabis creates a complex legal environment, where compliance with state law does not exempt us from federal prosecution. Federal enforcement could disrupt our operations and expose us to substantial legal risk. The ongoing evolution of regulations and their enforcement adds a layer of uncertainty to our business. The FDA has yet to establish a clear regulatory pathway for the commercialization of CBD products and has previously concluded that existing frameworks for human and animal food and dietary supplements are not appropriate for CBD products. Changes in how the FDA regulates the approval, sale and marketing of hemp and CBD products can create new risks with respect to the company’s sale of such products.

The Cannabis industry also faces societal perceptions and stigma which can impact our market. Changes in laws, regulations, or societal perceptions can affect market conditions and the demand for our products and services.

If we expand into other states, we will have to ensure compliance with all of the regulations of those states, which may be different from the laws in the State of Utah.

We have no definitive plans to expand into other states. However, if or when we do choose to expand our operations to other states in the future, we will have to ensure full compliance with the laws of those states, which will necessitate significant investments in legal, operational, and administrative resources. Each expansion will come with its own set of unique challenges and potential risks, necessitating a thorough analysis of the specific state regulatory environments. Our business operations and expansion plans are in line with the current interpretation of the regulations in place. However, a change in regulatory interpretation, enforcement or law could adversely affect our operations. Consequently, the risks inherent in the cannabis industry and our business necessitate careful consideration by potential investors.

If we incur substantial liability from litigation, complaints, or enforcement actions, our financial condition could suffer.

Our participation adjacent to the medical cannabis industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against us. Litigation, complaints, and enforcement actions could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability, and growth prospects.

There can be no assurance that our current and future strategic alliances or expansions of scope of existing relationships will have a beneficial impact on our business, financial condition and results of operations.

We may enter into strategic alliances and partnerships with third parties that we believe will complement or augment our existing business. Our ability to complete strategic alliances is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration obstacles or costs, may not enhance our business and may involve risks that could adversely affect us, including significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. Future strategic alliances could result in the incurrence of additional debt, costs and contingent liabilities, and there can be no assurance that future strategic alliances will achieve, or that our existing strategic alliances will continue to achieve, the expected benefits to our business or that we will be able to consummate future strategic alliances on satisfactory terms, if at all. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We may face unfavorable publicity or consumer perception.

Management believes the pain management and alternative medicine industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the treatment offered and outcomes produced. Consumer perception of our services may be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding opioids, cannabis, ketamine, psychedelics, as well as other alternative medicine services. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the prescription medicine, behavioral therapy industry, alternative medicine market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that is perceived as less favorable than, or questions earlier research reports, findings or publicity could have a material adverse effect on the demand for our services. Our dependence upon consumer perceptions means that such adverse reports, whether or not accurate or with merit, could ultimately have a material adverse effect on our business, results of operations, financial condition and cash flows. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of treatments in general, or our services specifically, or associating the consumption of prescription or non-prescription medications, or any other products with illness or other negative effects or events, could have such a material adverse effect.

We are subject to general economic risks.

Our operations could be affected by the economic context should the unemployment level, interest rates or inflation reach levels that influence consumer trends and spending and, consequently, impact our sales and profitability.

Provisions in our governing documents and Utah law may have an anti-takeover effect, and there are substitutional regulatory limitations on changes of control of bank holding companies.

Our corporate organizational documents and provisions of federal and state law to which we are subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition that you may favor or an attempted replacement of our board of directors or management.

Our brand is integral to our success. If we fail to effectively maintain, promote, and enhance our brand in a cost-effective manner, our business and competitive advantage may be harmed.

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing customers, providers, and strategic partners, and to our ability to attract new customers, providers, and strategic partners. The promotion of our brand may require us to make substantial investments, and we anticipate that, given the highly competitive nature of our market, these marketing initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our customers, the providers, or partners, could harm our reputation and brand and make it substantially more difficult for us to attract new customers, providers, and partners. If we do not successfully maintain and enhance our reputation and brand recognition in a cost-effective manner, our business may not grow and we could lose our relationships with customers, providers, and partners, which could harm our business, financial condition, and results of operations.

The market for our model and services is new, rapidly evolving, and increasingly competitive, as the healthcare industry in the United States is undergoing significant structural change and consolidation, which makes it difficult to forecast demand for our data or services.

The market for our model and data is new, rapidly evolving and increasingly competitive. We are expanding our business by offering technology-driven access to consultation and treatment options for new conditions, including telehealth options, but it is uncertain whether our offerings will achieve and sustain high levels of demand and market adoption. Our future financial performance depends in part on growth in this market, our ability to market effectively and in a cost-efficient manner, and our ability to adapt to emerging demands of existing and potential customers and the evolving regulatory landscape. It is difficult to predict the future growth rate and size of our target market. Negative publicity concerning telehealth generally, our offerings, customer success with our platform, or our market as a whole could limit market acceptance of our business model and services. If our customers do not perceive the benefits of our offerings, or if our offerings do not drive customer use and enrollment, then our market and our customer base may not continue to develop, or they may develop more slowly than we expect. Negative publicity regarding customer confidentiality and privacy in the context of telehealth could limit market acceptance of our business model and services.

The healthcare industry in the United States is continually undergoing or threatened with significant structural change and is rapidly evolving. We believe demand for our offerings has been driven in part by rapidly growing costs in the traditional healthcare system, difficulties accessing the healthcare system, patient stigma associated with sensitive medical conditions, the movement toward patient-centricity and personalized healthcare, advances in technology, and general movement to telehealth accelerated by the COVID-19 pandemic. Widespread acceptance of personalized healthcare enabled by technology is critical to our future growth and success. A reduction in the growth of technology-enabled personalized healthcare could reduce the demand for our services and result in a lower revenue growth rate or decreased revenue.

Additionally, if healthcare or healthcare benefits trends shift or entirely new technologies are developed that replace existing offerings, our existing or future services could be rendered obsolete and require that we materially change our technology or business model. If we are unable to do so, our business could be adversely affected. In addition, we may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction, or implementation of new options on our platform and any enhancements thereto. Any such difficulties may have an adverse effect on our business, financial condition, and results of operations.

Competitive platforms or other technological breakthroughs for the monitoring, management, treatment, or prevention of medical conditions may adversely affect demand for our offerings.

Our ability to achieve our strategic objectives will depend, among other things, on our ability to enable fast and efficient telehealth consultations and maintain comprehensive and affordable offerings. Our competitors, as well as a number of other companies and providers, within and outside the healthcare industry, are pursuing new devices, delivery technologies, sensing technologies, procedures, treatments, drugs, and other therapies for the monitoring and treatment of medical conditions. Any technological breakthroughs in monitoring, treatment, or prevention of medical conditions that we could not similarly leverage could reduce the potential market for our offerings, which could significantly reduce our revenue and our potential to grow certain aspects of our business.

We operate in highly competitive markets and face competition from large, well-established healthcare providers, traditional retailers, pharmaceutical providers, and technology companies with significant resources, and, as a result, we may not be able to compete effectively.

The markets for healthcare and technology are intensely competitive, subject to rapid change, and significantly affected by new product and technological introductions and other market activities of industry participants. We compete directly not only with other established telehealth providers but also traditional healthcare providers, pharmacies and technology companies entering into the health and wellness industry. Our current competitors include traditional healthcare providers expanding into the telehealth market, incumbent telehealth providers, as well as new entrants into our market that are focused on direct-to-consumer healthcare or healthcare technology. Our competitors further include enterprise-focused companies that may enter the direct-to-consumer healthcare industry, as well as direct-to-consumer healthcare providers and technology companies.

New competitors or alliances may emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, and greater financial resources, which could put us at a competitive disadvantage. For example, some state and federal regulatory authorities lowered certain barriers to the practice of telehealth in order to make remote healthcare services more accessible in response to the COVID-19 pandemic. Although it is unclear whether these regulatory changes will be permanent or that they will have a long-term impact on the adoption of telehealth services by the general public or legislative and regulatory authorities, these changes may result in greater competition for our business. The lower barriers to entry may allow various new competitors to enter the market more quickly and cost effectively than before the COVID-19 pandemic.

Additionally, we believe that the COVID-19 pandemic has introduced many new users to telehealth and further reinforced its benefits to potential competitors. We believe this may drive additional industry consolidation or cooperative relationships that may result in competitors with greater resources and access to potential customers. For example, we believe the COVID-19 pandemic may have caused various traditional healthcare providers to evaluate, and in some cases, pursue telehealth options that can be paired with their in-person capabilities. These industry changes could better position our competitors to serve certain segments of our current or future markets, which could create additional price pressure. In light of these factors, even if our offerings are more effective than those of our competitors, current or potential customers may accept competitive solutions in lieu of purchasing from us.

Our ability to compete effectively depends on our ability to distinguish our company and our offerings from our competitors and their products, and includes factors such as:

●	accessibility, ease of use and convenience;
●	price and affordability;
●	personalization;
●	brand recognition;
●	long-term outcomes;
●	breadth and efficacy of offerings;
●	market penetration;
●	marketing resources and effectiveness;
●	partnerships and alliances;
●	relationships with providers, suppliers and partners; and
●	regulatory compliance recourses.

If we are unable to successfully compete with existing and potential competitors, our business, financial condition, and results of operations could be adversely affected.

Further expansion efforts would likely significantly increase our operational expenses.

We may in the future expand into other geographic areas, which could increase our operational, regulatory, compliance, reputational and foreign exchange rate risks. The failure of our operating infrastructure to support such expansion could result in operational failures and regulatory fines or sanctions. Future expansion could require us to incur a number of up-front expenses, including those associated with obtaining regulatory approvals, as well as additional ongoing expenses, including those associated with infrastructure, staff and regulatory compliance. We may not be able to successfully identify suitable acquisition and expansion opportunities or integrate such operations successfully with our existing operations.

The Company may sustain losses that cannot be recovered through insurance or other preventative measures.

There is no assurance that the Company will not incur uninsured liabilities and losses as a result of the conduct of its business. While the Company currently has some liability insurance coverage, it does not have broad coverage at high levels. The Company plans to continue to review its liability coverage in order to insure against potential major insurable liabilities. Should uninsured losses occur, shareholders could lose their invested capital.

Risks of Government Action and Regulatory Uncertainty

Our use, disclosure, and other processing of personal information, including health information, is subject to the Health Insurance Portability and Accountability Act (HIPAA), and other federal, state, and foreign data privacy and security laws and regulations, and our failure to comply with those laws and regulations or to appropriately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base, customer base and revenue.

In the course of offering personalized health and wellness recommendations, we collect a substantial amount of personalized health information. Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity and other processing of protected health information (PHI), and other types of personal information. For example, HIPAA establishes a set of national privacy and security standards for the protection PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, as well as their covered subcontractors. When we act in the capacity of a business associate under HIPAA, we execute business associate agreements with our clients.

HIPAA requires covered entities and business associates, such as us, to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information.

Violations of HIPAA may result in significant civil and criminal penalties. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of duties related to PHI.

In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and business associates for compliance with the HIPAA privacy and security rules.

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA requires such notifications to be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity and security of health-related and other personal information. These laws and regulations in many cases are more restrictive than and may not be pre-empted by HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and to be proposed and enacted in the future. Further, many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of health-related and other personal information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act.

We may become subject to the Anti-Kickback Statute, Stark Law, False Claims Act, Civil Monetary Penalties Law and may be subject to analogous provisions of applicable state laws and could face substantial penalties if we fail to comply with such laws.

There are several federal laws addressing fraud and abuse that apply to businesses that receive reimbursement from a federal health care program. There are also a number of similar state laws covering fraud and abuse with respect to, for example, private payors, self-pay and insurance. Currently, we receive a substantial percentage of our revenue from private payors and from Medicare. Accordingly, our business is subject to federal fraud and abuse laws, such as the Anti-Kickback Statute, the Stark Law, the False Claims Act, the Civil Monetary Penalties Law and other similar laws. Moreover, we are already subject to similar state laws. We believe we have operated, and intend to continue to operate, our business in compliance with these laws. However, these laws are subject to modification and changes in interpretation and are enforced by authorities vested with broad discretion. Federal and state enforcement entities have significantly increased their scrutiny of healthcare companies and providers which has led to investigations, prosecutions, convictions and large settlements. We continually monitor developments in this area. If these laws are interpreted in a manner contrary to our interpretation or are reinterpreted or amended, or if new legislation is enacted with respect to healthcare fraud and abuse, illegal remuneration, or similar issues, we may be required to restructure our affected operations to maintain compliance with applicable law. There can be no assurances that any such restructuring will be possible or, if possible, would not have a material adverse effect on our results of operations, financial position, or cash flows.

Anti-Kickback Statute

A federal law commonly referred to as the “Anti-Kickback Statute” prohibits the knowing and willful offer, payment, solicitation or receipt of remuneration, directly or indirectly, in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value such as gifts, discounts, rebates, waiver of payments or providing anything at less than its fair market value. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA, amended the intent requirement of the Anti-Kickback Statute such that a person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate the statute. Further, the PPACA now provides that claims submitted in violation of the Anti-Kickback Statute constitute false or fraudulent claims for purposes of the federal False Claims Act, or FCA, including the failure to timely return an overpayment. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to influence the purchase, lease or ordering of healthcare items and services reimbursed by a governmental health program or state Medicaid program. Some of these state prohibitions apply to remuneration for referrals of healthcare items or services reimbursed by any third-party payor, including commercial payors and self-pay patients.

Stark Law

Section 1877 of the Social Security Act, or the Stark Law, prohibits a physician from referring a patient to an entity for certain “designated health services” reimbursable by Medicare if the physician (or close family members) has a financial relationship with that entity, including an ownership or investment interest, a loan or debt relationship or a compensation relationship, unless an exception to the Stark Law is fully satisfied. The designated health services covered by the law include, among others, laboratory and imaging services. Some states have self-referral laws similar to the Stark Law for Medicaid claims and commercial claims.

Violation of the Stark Law may result in prohibition of payment for services rendered, a refund of any Medicare payments for services that resulted from an unlawful referral, $15,000 civil monetary penalties for specified infractions, criminal penalties, and potential exclusion from participation in government healthcare programs, and potential false claims liability. The repayment provisions in the Stark Law are not dependent on the parties having an improper intent; rather, the Stark Law is a strict liability statute and any violation is subject to repayment of all amounts arising out of tainted referrals. If physician self-referral laws are interpreted differently or if other legislative restrictions are issued, we could incur significant sanctions and loss of revenues, or we could have to change our arrangements and operations in a way that could have a material adverse effect on our business, prospects, damage to our reputation, results of operations and financial condition.

False Claims Act

The FCA prohibits providers from, among other things, (1) knowingly presenting or causing to be presented, claims for payments from the Medicare, Medicaid or other federal healthcare programs that are false or fraudulent; (2) knowingly making, using or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the federal government; or (3) knowingly making, using or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government. The “qui tam” or “whistleblower” provisions of the FCA allow private individuals to bring actions under the FCA on behalf of the government. These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years. Defendants found to be liable under the FCA may be required to pay three times the actual damages sustained by the government, plus civil penalties ranging between $5,500 and $11,000 for each separate false claim.

There are many potential bases for liability under the FCA. The government has used the FCA to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, and providing care that is not medically necessary or that is substandard in quality. The PPACA also provides that claims submitted in connection with patient referrals that result from violations of the Anti-Kickback Statute constitute false claims for the purpose of the FCA, and some courts have held that a violation of the Stark law can result in FCA liability, as well. In addition, a number of states have adopted their own false claims and whistleblower provisions whereby a private party may file a civil lawsuit in state court. We are required to provide information to our employees and certain contractors about state and federal false claims laws and whistleblower provisions and protections.

Civil Monetary Penalties Law

The Civil Monetary Penalties Law prohibits, among other things, the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person or entity knows or should know is likely to influence the beneficiary’s selection of a particular provider or supplier of items or services reimbursable by a federal or state healthcare program. This broad provision applies to many kinds of inducements or benefits provided to patients, including complimentary items, services or transportation that are of more than a nominal value. This law could affect how we have to structure our operations and activities.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

We may become party to litigation claims and legal proceedings. Litigation involves significant risks, uncertainties and costs, including distraction of management attention away from our business operations. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. Our policies and procedures require strict compliance by our employees and agents with all U.S. and local laws and regulations applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, our policies and procedures may not ensure full compliance by our employees and agents with all applicable legal requirements. Improper conduct by our employees or agents could damage our reputation or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines, as well as disgorgement of profits.

Risks Associated with Our Industry

Our business and financial performance may be adversely affected by downturns in the target markets that we serve or reduced demand for the types of services we offer.

Demand for our services is often affected by general economic conditions as well as trends in our target markets. These changes may result in decreased demand for our services. The occurrence of these conditions is beyond our ability to control and, when they occur, they may have a significant impact on our results of operations. The inability or unwillingness of our customers to pay a premium for our services due to general economic conditions or a downturn in the economy may have a significant adverse impact on results of operations.

The market for prescription digital therapeutics is new, rapidly evolving, and increasingly competitive, the healthcare industry in the U.S. is undergoing significant structural change, and the demand for prescription digital therapeutics in markets outside of the U.S. is uncertain, which makes it difficult to forecast demand for our products. As a result, all prospective financial information included herein are subject to change.

The market for our medical evaluation and management services and our data is new and rapidly evolving, and it is uncertain whether it will achieve and sustain high levels of demand and market adoption. Our future financial performance will depend on growth in this market and on our ability to adapt to emerging demands of our customers. It is difficult to predict the future growth rate and size of our target market.

The healthcare industry in the U.S. is undergoing significant structural change and is rapidly evolving. We believe demand for our products and services has been driven in large part by rapidly growing costs in the traditional healthcare system, the movement toward patient-centricity and personalized healthcare, and advances in technology. Widespread acceptance of personalized healthcare is critical to our future growth and success. A reduction in the growth of personalized healthcare could reduce the demand for our medical evaluation and management services and result in a lower revenue growth rate or decreased revenue.

If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer.

Changes within the alternative medicine industry or the healthcare industry may adversely affect our financial performance.

Pain clinics operate in a highly regulated industry. Changes in federal, state, or local laws and regulations can significantly affect our operations and profitability. In particular, changes in healthcare laws, policies, and regulations, including those related to insurance and Medicare/Medicaid reimbursements, may impact our revenue. Our financial health is linked to coverage of Medicare/Medicaid and private insurers to cover outpatient management services, including pain management services. Reimbursement rates, or a decision by a significant number of insurers to terminate their agreements with us could adversely affect our business. The ongoing opioid crisis has led to an increased scrutiny of pain management clinics, including ours. Any perceived mismanagement of opioid prescriptions could lead to severe legal and reputational ramifications.

Like pain clinics, the cannabis industry is highly regulated, and laws can vary greatly between jurisdictions. A change in federal laws, state laws, or local ordinances could significantly impact our operations. Negative perceptions or stigmatization could affect the demand for our services and impact our reputation. Supply chain regulation and changes could impact our ability to provide consistent products and services to our clients.

Further, changes in research findings, particularly those that reflect negatively on cannabis, could impact consumer demand for our products and services.

Failure in the Company’s information technology systems or delays or failures in the development and implementation of updates or enhancements to those systems could significantly delay billing and otherwise disrupt the Company’s operations or patient relationships.

Our business and patient relationships depend, in part, on the continued performance of its information technology systems. Despite network security measures and other precautions, our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. Sustained system failures or interruption of our systems in one or more of its operations could disrupt our ability to conduct our business. Breaches with respect to protected health information could result in violations of HIPAA and analogous state laws and risk the imposition of significant fines and penalties. Failure of our information technology systems could adversely affect our business, profitability and financial condition.

Medical malpractice lawsuits can be costly and damaging to our practice and reputation.

The risk of malpractice suits is significant in the medical profession. A rise in malpractice suits, or changes in laws related to malpractice, can increase our insurance costs and potentially lead to significant financial payouts.

The Company’s industry is highly competitive, and we have less capital and resources than many of our competitors which may give them an advantage in marketing services similar to ours or make our services obsolete.

Changes in the identity, ownership structure and strategic goals of our competitors and the emergence of new competitors in our target markets may harm our financial performance.

We are involved in a highly competitive industry where we may compete with numerous other companies who offer alternative methods or approaches, who may have far greater resources, more experience, and personnel perhaps more qualified than we do. Such resources may give our competitors an advantage in developing and marketing services similar to ours or services that make our services less desirable to consumers or obsolete. There can be no assurance that we will be able to successfully compete against these other entities. Furthermore, the outpatient healthcare industry is evolving rapidly with new technologies and treatments. If we fail to adapt or adopt these changes, our services may become obsolete, impacting our competitiveness and financial performance.

We may be unable to respond to the rapid technological change in the industry and such change may increase costs and competition that may adversely affect our business.

Rapidly changing technologies, frequent new product and service introductions and evolving industry standards characterize our market. Intense competition in our industry exacerbates these market characteristics. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our services. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of our services. In addition, any new enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our services or infrastructures to adapt to these changes.

Our business and operations would be adversely impacted in the event of a failure or interruption of our information technology infrastructure or as a result of a cybersecurity attack.

The proper functioning of our own information technology (IT) infrastructure is critical to the efficient operation and management of our business. We may not have the necessary financial resources to update and maintain our IT infrastructure, and any failure or interruption of our IT system could adversely impact our operations. In addition, our IT is vulnerable to cyberattacks, computer viruses, worms and other malicious software programs, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering with our computer systems. We believe that we have adopted appropriate measures to mitigate potential risks to our technology infrastructure and our operations from these IT-related and other potential disruptions. However, given the unpredictability of the timing, nature and scope of any such IT failures or disruptions, we could potentially be subject to downtimes, transactional errors, processing inefficiencies, operational delays, other detrimental impacts on our operations or ability to provide products to our customers, the compromising of confidential or personal information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Changes in our effective tax rate may impact our results of operations.

We are subject to taxes in the U.S. Tax rates in these jurisdictions may be subject to significant change due to economic and/or political conditions. A number of other factors may also impact our future effective tax rate including:

●	the jurisdictions in which profits are determined to be earned and taxed;
●	the resolution of issues arising from tax audits with various tax authorities;
●	changes in valuation of our deferred tax assets and liabilities;
●	increases in expenses not deductible for tax purposes, including write-offs of acquired intangibles and impairment of goodwill in connection with acquisitions;
●	changes in availability of tax credits, tax holidays, and tax deductions;
●	changes in share-based compensation; and
●	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles.

Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution by one or more taxing authorities could have a material impact on the results of our operations. Further, we may be unable to utilize our net operating losses in the event a change in control is determined to have occurred.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

The United States generally accepted accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, stock-based compensation, inventory, revenue recognition, trade spend and promotions, and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could adversely affect our reported financial results.

Risks Related to Our Common Stock and Securities

We may need additional capital that will dilute the ownership interest of investors.

We may require additional capital to fund our future business operations. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our shares of common stock, who may experience dilution of their ownership interest of our shares of Common Stock. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. The issuance of additional shares of Common Stock by our board of directors may have the effect of further diluting the proportionate equity interest and voting power of holders of our shares of Common Stock.

We will be controlled by our existing majority shareholder.

Our directors and officers currently in place control or beneficially own a significant portion of our shares. Thus, they will continue to oversee the Company’s operations. As a result, our directors and officers will likely have a significant influence on the affairs and management of the Company, as well as on all matters requiring stockholder approval, including electing and removing members of its board of directors, causing the Company to engage in transactions with affiliated entities, causing or restricting the sale or merger of the Company and changing the company’s dividend policy. Such concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in control of the Company, even when such a change of control would be in the best interests of the company’s other stockholders.

We do not expect to pay any dividends on our common stock.

We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

We are eligible to be treated as an “emerging growth company” as defined in the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Common Shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (2) reduced disclosure obligations regarding executive compensation in this prospectus and periodic reports and proxy statements, and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find the Common Shares less attractive because we may rely on these exemptions. If some investors find the Common Shares less attractive as a result, there may be a less active trading market for the Common Shares, and the stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies.

Costs and expenses of being a reporting company under the 1934 Securities Exchange Act may be burdensome and prevent us from achieving profitability.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and parts of the Sarbanes-Oxley Act. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources.

Since our shares of Common Stock may be thinly traded it is more susceptible to extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Since our shares of Common Stock may be thinly traded its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to): the trading volume of our shares, the number of analysts, market-makers and brokers following our shares of Common Stock, new products or services introduced or announced by us or our competitors, actual or anticipated variations in quarterly operating results, conditions or trends in our business industries, additions or departures of key personnel, sales of our shares of Common Stock and general stock market price and volume fluctuations of publicly traded, and particularly microcap, companies.

Investors may have difficulty reselling shares of our Common Stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our shares of Common Stock are thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our shares of Common Stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such litigation currently pending or threatened against us, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business.

Because we do not expect to pay any dividends on our common stock for the foreseeable future, investors in this offering may never receive a return on their investment.

We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

There could be unidentified risks involved with an investment in our securities.

The foregoing risk factors are not a complete list or explanation of the risks involved with an investment in the securities. Additional risks will likely be experienced that are not presently foreseen by the Company. Prospective investors must not construe this and the information provided herein as constituting investment, legal, tax or other professional advice. Before making any decision to invest in our securities, you should read this entire prospectus and consult with your own investment, legal, tax and other professional advisors. An investment in our securities is suitable only for investors who can assume the financial risks of an investment in the Company for an indefinite period of time and who can afford to lose their entire investment. The Company makes no representations or warranties of any kind with respect to the likelihood of the success or the business of the Company, the value of our securities, any financial returns that may be generated or any tax benefits or consequences that may result from an investment in the Company.

We may not be able to satisfy the continued listing requirements of Nasdaq or obtain or maintain a listing of our common stock on Nasdaq.

We must meet certain financial and liquidity criteria to maintain the listing of our common stock on the Nasdaq Capital Market. If we violate Nasdaq’s listing requirements, or if we fail to meet any of Nasdaq’s listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our shareholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

The market price of our common stock may fluctuate, and you could lose all or part of your investment.

The market price of our common stock may fluctuate significantly in response to several factors, most of which we cannot control, including:

●	actual or anticipated variations in our periodic operating results;
●	increases in market interest rates that lead investors of our common stock to demand a higher investment return;
●	changes in earnings estimates;
●	changes in market valuations of similar companies;
●	actions or announcements by our competitors;
●	adverse market reaction to any increased indebtedness we may incur in the future;
●	additions or departures of key personnel;
●	actions by shareholders;
●	speculation in the media, online forums, or investment community; and
●	our ability to maintain the listing of our common stock on the Nasdaq.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The Securities and Exchange Commission, or the SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq or another national securities exchange and if the price of our common stock is less than $5.00, our common stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore shareholders may have difficulty selling their shares.

The risk factors referred to above, as well as other risks not mentioned above, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us. Further, any forward-looking statement speaks only as of the date on which it is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which ones will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This prospectus contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this prospectus are forward-looking statements. The forward-looking statements in this prospectus are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. In some cases, you can identify these forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms or other similar expressions, although not all forward-looking statements contain those words. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our projected financial position and estimated cash burn rate;
●	our estimates regarding expenses, future revenues and capital requirements;
●	our need to raise substantial additional capital to fund our operations;
●	our ability to obtain the necessary regulatory approvals to market and commercialize our products and planned future products;
●	the ultimate impact of the coronavirus pandemic, or any other health epidemic, on our business, our customers, our competitors, healthcare systems or the global economy as a whole;
●	the results of market research conducted by us or others;
●	our ability to obtain and maintain intellectual property protection for our products and any planned future products;
●	our reliance on third-party suppliers;
●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;
●	our ability to operate our business effectively and manage patient needs; and
●	the successful development of our commercialization capabilities, including sales and marketing capabilities.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable and the information included in this registration statement is accurate, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this prospectus to conform these statements to actual results or to changes in our expectations.

You should read this prospectus and the documents that we reference in this prospectus and have filed with the SEC as exhibits to the registration statement of which this prospectus is a part with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our board of directors and senior management recognize the critical importance of maintaining the trust and confidence of our patients, business partners and employees. Our management, led by our Chief Executive Officer, is actively involved in oversight of our risk management efforts, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). Our cybersecurity processes and practices are fully integrated into the Company’s ERM efforts. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

●	Governance: Management oversees cybersecurity risk mitigation and reports to the board of directors any cybersecurity incidents.

●	Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

●	Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including multifactor authentication, firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Third parties also play a role in our cybersecurity. We engage third-party service providers to conduct evaluations of our security controls, independent audits or consulting on best practices to address new challenges.

While we have prevented cybersecurity threats in the past in the normal course of business and expect to continue to experience such threats from time to time, to date, none have had a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 2. Properties

Currently, the Company operates at the following locations:

5097 S 900 E, Suite 100, Salt Lake City, UT 84117. The lease commenced on October 1, 2022, and is for a term of 52 months. The monthly base rent is $6,873 with scheduled increases.

In Millcreek, Utah at 740 E 3900 S, Suite 108 Salt Lake City, Utah 84107. The lease renewal commenced on July 22, 2024, and is for a term of 12 months. The monthly base rent is $2,400.

In Ogden, Utah at 2485 Grant Ave, Suite 105 Ogden, Utah 84401. The lease renewal commenced on September 1, 2023, and is for a term of 12 months. The monthly base rent is $978.

In Ogden, Utah at 425 East 5320 South; Suite 205, Ogden, Utah 84405. The lease commenced on December 1, 2024, and is for a term of 86 months. The monthly base rent is $6,211 with scheduled increases.

In Bountiful, Utah at 580 W 100 N, Suite 4 Bountiful, Utah 84010. The lease commenced on June 1, 2021, and is for a term of 48 months. The monthly base rent is $1,152 with scheduled increases.

In Provo, Utah at 222 Draper Lane, Suite 2 Provo, Utah 84601. The lease commenced on March 1, 2021, and is for a term of 58 months. The monthly base rent is $400 with scheduled increases.

ITEM 3. Legal Proceedings

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

ITEM 4. Safety Disclosure

Not Applicable.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our Common Stock and Tradeable Warrants are listed on the Nasdaq Capital Market under the symbols “KDLY” and “KDLYW,” respectively.

Holders

As of March 17, 2025 there were 6,050,148 shares of Common Stock issued and 6,029,648 outstanding. The number of shareholders of record does not include certain beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Transfer Agent and Registrar

The transfer agent and registrar for our Common Stock is VStock Transfer, LLC with offices located at 18 Lafayette Place, Woodmere, NY 11598, and a telephone number of (212) 828-8436. Our transfer agent also serves as the Warrant Agent.

Dividend Policy

We have not paid dividends during the three most recently completed fiscal years and have no current plans to pay dividends on our Common Stock.

Recent Sales of Unregistered Securities

The Company has claimed exemption from registration under the Securities Act for the sales and issuances of securities in the following transactions under Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, in that such sales and issuances did not involve a public offering, or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

On December 31, 2024, the Company issued shares of its common stock to several of its employees in exchange for services rendered and pursuant to existing, written employment agreements or other compensation agreements. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering. These issuances included the issuance of  2,000 shares to Nicholas Layton, 2,439 shares to Amy Powell, 2,439 shares to Christian Robinson, 2,439 shares to Gary Seelhorst, 13,329 shares to Jeremy Joyal, 17,858 shares to Tim Pickett and 32,258 shares to Wade Rivers LLC.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 15, 2024, the members of the Board of Directors of the Company approved the adoption of a Stock Repurchase Program through which the Company may purchase up to $500,000 worth of shares of its common stock from time to time, as market conditions warrant. The Company’s repurchases may be made in the open market, in privately negotiated transactions, pursuant to a Rule 10b5-1 trading plan or otherwise in accordance with applicable securities laws and other requirements. The amount and timing of any repurchases will be determined at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. The share repurchase program has no time limit, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be amended, suspended or discontinued at any time. In fiscal year 2024, we repurchased a total of 20,500 shares of our common stock.

The following table presents details of our share repurchase transactions during the fourth quarter of fiscal year 2024:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2024 - December 31, 2024	20,500	$1.08	20,500	$477,855

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in the following MD&A and elsewhere throughout this Annual Report on Form 10-K, including any documents incorporated by reference, that are not historical facts, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar words or expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements, which reflect our management’s beliefs, objectives, and expectations as of the date hereof, are based on the best judgement of our management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events such as the COVID-19 pandemic and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in our filings with the SEC, including our most recent filings on Forms 10-K and 10-Q.

We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “explore,” “consider,” “anticipate,” “intend,” “could,” “estimate,” “plan,” or “propose” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital necessary to sustain our anticipated operations and implement our business plan,
●	Our ability to implement our business plan,

●	Our ability to generate sufficient cash to survive,
●	The degree and nature of our competition,
●	The lack of diversification of our business plan,
●	The general volatility of the capital markets and the establishment of a market for our shares, and
●	Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police, and military activities overseas and other disruptive worldwide political and economic events and environmental weather conditions.

We are also subject to other risks detailed from time to time in our other filings with Securities and Exchange Commission and elsewhere in this report. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Critical Accounting Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). the preparation of these financial statements requires management to make assumptions, judgments and estimates that can have a significant impact on the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experiences and on various other assumptions believed to be applicable and reasonable under the circumstances accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. Note 2, Summary of Significant Accounting Policies, in Notes to Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K describes the significant accounting policies used in the preparation of the financial statements.

We have listed below our critical accounting estimates that we believe have the greatest potential impact on our financial statements. historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. We do not expect the estimates and assumptions to change materially.

Revenue Recognition

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

The Company primarily recognizes revenue from: (i) patient care services related to medical evaluation and treatment and (ii) product retail sales, (iii) service affiliate agreements.

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

Income Taxes

Deferred income tax assets and liabilities are recorded with respect to temporary differences in the accounting treatment of items for financial reporting purposes and for income tax purposes. Where, based on the weight of available evidence, it is more likely than not that some amount of recorded deferred tax assets will not be realized, a valuation allowance is established for the amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized. A tax position must meet a minimum probability threshold before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Stock-Based Compensation

Stock-based awards granted to qualified employees, non-employee directors and consultants are measured at fair value and recognized as an expense in accordance with ASC Topic 718, “Share-Based Payments.” For service-based awards, stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of stock options is estimated using a Black-Scholes option valuation model. Restricted stock awards are valued based on the closing stock price on the date of grant (intrinsic value method). The Company has elected to recognize forfeitures as they occur.

Recent Accounting Pronouncements

For a complete description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, refer to Note 2, Summary of Significant Accounting Policies, in Notes to Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2024 and 2023, both in dollars and as a percentage of our revenues.

	For the Years Ended December 31,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$2,719,840	100.0%	$3,768,598	100.0%

Operating Expenses
Cost of revenues	82,814	3.0%	226,166	6.0%
Salaries and wages	3,562,405	131.0%	3,698,467	98.1%
General and administrative	1,907,055	70.1%	1,356,048	36.0%
Research and development	377,731	13.9%	2,500	0.1%
Depreciation	136,606	5.0%	105,637	2.8%
Total Operating Expenses	6,066,611	223.1%	5,388,818	143.0%

Loss from operations	(3,346,771)	(123.1)%	(1,620,220)	(43.0)%

Other income (Expense)
Other income	100,410	3.7%	58,603	1.6%
Interest expense	(393,448)	(14.5)%	(55,844)	(1.5)%
Loss on extinguishment of debt	(38,889)	(1.4)%	-	0.0%
Loss on change in fair value of derivative liability	61,051	2.2%	-	0.0%
Total Other Income	(270,876)	(10.0)%	2,759	0.1%

Net loss before income taxes	(3,617,647)	(133.0)%	(1,617,461)	(42.9)%
Income tax benefit	-	0.0%	-	0.0%
Net loss	$(3,617,647)	(133.0)%	$(1,617,461)	(42.9)%

Revenues

The Company recognized $114,741 in reimbursements from insurance payers during the three months ended December 31, 2024, representing a 7.7% increase compared to the $106,567 recognized during the three months ended September 30, 2024. The Company recognized $347,633 in reimbursements from insurance payers during the twelve months ended December 31, 2024, representing a 1,088% increase compared to the $29,265 recognized during the twelve months ended December 31, 2023.

The Company had revenues of $2,719,840 for the year ended December 31, 2024, compared to $3,768,598 for the year end December 31, 2023. Revenues decreased comparable to the prior year, by $1,048,758, or 27.8%. The decrease in revenues is primarily attributed to a decrease in retail sales as the Company discontinued white-labeled product sales in 2024 and decreases in cash-pay patient care services compared to the prior period as KindlyMD focused on shifting toward insurance billing with commercial and governmental payers including Medicare, Medicaid, Select Health, Blue Cross Blue Shield, Cigna, and other commercial payers. We believe the investment in the expansion of in-network insurance contracts will provide greater opportunity for more revenue growth in the future compared to previous years.

Operating Expenses

Operating expenses increased by $677,793, or 12.6%, to $6,066,611 for the year ended December 31, 2024, from $5,388,818 for the year ended December 31, 2023. The increase in operating expenses is primarily due to the following:

1.	Salaries and wages decreased by $136,062, or 3.7%, to $3,562,405 for the year ended December 31, 2024, from $3,698,467 for the year ended December 31, 2023. The decrease in salaries and wages is primarily attributed to $351,833 less contract labor in our operations and IT departments.

2.	General and administrative expenses increased by $551,007, or 40.6%, to $1,907,055 for the year ended December 31, 2024, from $1,356,048 for the year ended December 31, 2023. The increase in general and administrative expenses is primarily attributed to increased professional fees in the amount of $373,721 and directors’ and officers’ insurance expense of $172,695.

3.	Research and development expenses increased by $375,231, or 15,009.2%, to $377,731 for the year ended December 31, 2024, from $2,500 for the year ended December 31, 2023. The increase in research and development expenses is primarily attributed to KindlyMD building and segmenting our Enterprise Data Management infrastructure.

4.	Cost of revenues decreased by $143,352, or 63.4%, to $82,814 for the year ended December 31, 2024, from $226,166 for the year ended December 31, 2023. The decrease in cost of revenues is primarily attributed to the elimination of white-labeled retail products, corresponding decline in revenues and a reduction to the inventory reserve.

Other Income (Expense)

Other income decreased by $273,635, or 9917.9%, to $(270,876) for the year ended December 31, 2024, from $2,759 for the year ended December 31, 2023. This decrease in net other income is primarily attributable to the combination of the following:

1.	Interest income increased by $41,807, or 71.3%, to $100,410 for year ended December 31, 2024, from $58,603 for the year ended December 31, 2023.

2.	Interest expense increased by $337,604, or 604.5%, to $393,448 for the year ended December 31, 2024 from $55,844 for the year ended December 31, 2023. This increase in interest expense is primarily attributed to accrued interest and amortization of debt discounts of $374,528 as further described in Note 8.

3.	As a result of the repayment and issuance of common shares upon settlement of notes payable in connection with our IPO, during the year ended December 31, 2024, the Company recorded a loss on extinguishment of debt of $38,889 and a gain on change in fair value of derivative liability of $61,051.

Net Loss

As a result of the cumulative effect of the factors described above, our net loss was $3,617,647 for the year ended December 31, 2024, compared to $1,617,461 for the year ended December 31, 2023.

Net loss per share increased by $0.31 or 86.7%, to $(0.67) for the year ended December 31, 2024, compared to $(0.36) for the year ended December 31, 2023. Management continues to look for opportunities to increase sales, acquire additional businesses, improve margins, and control ongoing operating expenses.

Liquidity and Capital Resources

As of December 31, 2024, we had working capital of $1,899,602, an increase of $2,097,122, or 1,061.7%, compared to a working capital deficit of $197,520 as of December 31, 2023. The increase in working capital is primarily due to $5.9 million in net proceeds received from the Company’s IPO, offset by cash used for operations. We believe that our existing balances of cash, and capital resources, inclusive of available financing opportunities and funds generated from operations, are sufficient to meet anticipated capital requirements, fund our operations and support our growth. Our cash requirements, however, are subject to change as business conditions change.

As of December 31, 2024, we had total assets of $3,677,992, an increase of $2,578,790, or 234.6%, compared to $1,099,202 as of December 31, 2023. The increase in total assets is primarily due to an increase in cash and cash equivalents in the amount of $1,748,124, right of use assets operating leases in the amount of $405,945, and capitalized software of $388,338. These increases were offset by a decrease in PP&E of $112,337.

As of December 31, 2024, we had total liabilities of $1,109,682, a decrease of $97,932, or 8.1%, compared to $1,207,614 as of December 31, 2023. This decrease is primarily due to the decrease in derivative liability of $238,000 and a decrease in notes payable of $228,871 offset by increases in right of use liabilities of $331,722.

As of December 31, 2024, we had total stockholders’ equity of $2,568,310, an increase of $2,676,722, or 2,469.0%, compared to stockholders’ deficit of $108,412 as of December 31, 2023.

The following table sets forth key components of our results of cash flow activities during the years ended December 31, 2024 and 2023.

	For the Years Ended December 31,
	2024	2023
	Amount	Amount

Cash used in operating activities	$(3,073,891)	$(449,489)
Cash used in investing activities	(401,631)	(14,420)
Cash provided by financing activities	5,223,646	802,491
Net change in cash and cash equivalents	$1,748,124	$338,582

Cash Flow

During the year ended December 31, 2024, our net cash used in operating activities was $3,073,891, compared to $449,489 during the year ended December 31, 2023. The change in net cash from operating activities is primarily due to the net loss increase of $2,000,186 offset by a decrease in prepaid expenses and accounts payable of $421,023.

Net cash used in investing activities was $401,631 during the year ended December 31, 2024, compared to $14,420 during the year ended December 31, 2023.

Net cash provided by financing activities was $5,223,646 during the year ended December 31, 2024, compared to $802,491 during the year ended December 31, 2023. The increase in cash provided by financing activities is primarily due to the net proceeds from the issuance of common shares and warrants in connection with our public offering.

As a result of cash flow activities, our net cash increased by $1,748,124, or 332.7%, to $2,273,624 as of December 31, 2024 from $525,500 as of December 31, 2023.

Outlook

We are in the early stages of development. During 2024 our focus was on enhancing the Company’s in-network status with commercial insurance payers, beginning development of an industry leading data management program, and continuing the shift-from cash-pay services to insurance reimbursed services. During 2025 and beyond, we expect to continue investing in our growth initiatives, including expanding our insured client base, enhancing our integrated behavioral health and telemedicine service offerings, and improving our operational efficiency. We continue to focus on building the foundational data environment and integration pathways for initial data sources and standardization of data for analysis to create and enhance the value of our data offerings. We also continue to seek transactions that will enhance shareholder value.

We believe that these investments will support our long-term growth and profitability.

However, we recognize that there are inherent risks and uncertainties associated with our growth strategy, including the ability to maintain and grow our client base, successfully execute on our strategic initiatives, and manage our operating expenses. We will continue to monitor our financial performance and make adjustments to our growth strategy as necessary to ensure the long-term success of our business.

Plan of Operation

We are in the early stages of development. At present, our operations are solely based in Utah and we have not currently targeted or planned specific expansion into other states. Given the complex, state-specific regulatory landscape of the healthcare industry, expanding our operations will necessitate extensive preparation and understanding of the relevant regulations, licensure, and registration requirements in any such state. Each state has a unique set of rules and regulations pertaining to the use, possession, and distribution of controlled substance prescription services and use by patients. Consequently, any potential expansion will involve a careful evaluation of the state-specific regulatory environment, ensuring full compliance with all requisite laws and regulations to prevent legal ramifications.

The company has not taken concrete steps to expand into markets outside of Utah as of this filing, nor have we entered into commitments for any material acquisitions or investments.

1.

With the success of our initiative to enhance in-network status with many commercial insurance payers in Utah now complete, we are planning an expansion of current and associated service lines, including integrated behavioral health, within the scope of KindlyMD’s operations. The expansion of services with integrated behavioral health will be a central focus as we continue to close the gaps left by traditional healthcare in order to position KindlyMD as a leader in holistic, patient-first care.

KindlyMD may also expand upon its existing service lines as we pursue virtual behavioral health program expansion to overlay this integrated approach to clinics we own or work with.

2.	Continue development of a pioneering medical data set in order to reshape healthcare thorough evidence-based innovation. At KindlyMD we are using our unique data to better understand the needs of our patients, ranging from how often we interact with them to what might enhance their health outcomes. Various tools are used to further our goals including state of the art Large Language Models (LLMs) to quickly analyze and output our findings. By harnessing the power of medical data, we hope to create a comprehensive healthcare model that not only addresses the immediate needs of patients but also contributes to long-term health improvements and better overall outcomes.

3.	Execute a comprehensive branding, marketing, digital and social media strategy for expansion of our revenue lines. KindlyMD markets its services through paid channels including but not limited to paid online advertising, social media, emails, YouTube channel content, blogging, press releases, and more.

4.	Acquisition growth strategy. We have not identified specific acquisition targets to disclose as of this filing. We intend to continue to seek beneficial acquisitions as much as we are able. These transactions will be evaluated by a team led by the CEO, COO, and consultant evaluators in order to maximize shareholder value.

Enterprise Data Management

●	Data collection, research, and analysis are core tenets within KindlyMD and will continue through the 2025 operational plan and beyond. Key implementation projects may allow us to improve clinical research and development of best practice guidelines within the pain treatment market as well as develop products and services to enhance opioid prescription safety and risk mitigation programs for patients.
●	Highly focused patient evaluations and efficient documentation methods may produce clinical data sets that illustrate and help produce potentially highly effective patient treatment methods. Bringing behavioral healthcare to clinics we own or work with allows for BHC and prescriber to work together in real-time and coordinate care plans. This allows us to create standard workflows based on provider/patient interaction. This can be both art and science and may yield new processes that could improve patient outcomes in relation to the opioid epidemic in the United States. Specifically, by reducing the time to coordinate care, improving patient engagement and compliance, and collecting both prescriber and behavioral clinical data sets in one integrated system.
●	Continue work to interface electronic health record systems and clinical data models to create real-time metrics for patient’s or population’s health. Data points gathered from staff, providers, patients, and third parties, are entered into multiple systems with discreet data fields and reporting capabilities. We take this data, collate it, and analyze it to identify potentially efficacious treatment methodologies. Large data sets of this type may have many applications that could range from improved patient outcomes to licensed access.
●	Continued enhancements to data security policies and protocols. The healthcare and technology industries have constantly changed and increasing requirements. It is imperative that we remain abreast of current and emerging technologies if we wish to be at the forefront of the fight against the opioid epidemic. It is our plan to constantly assess and improve our processes, policies, and procedures to safeguard our data and our patients.
●	Integration with internal and partner resources. Kindly may work with partners, vendors, third parties, as well as internally to enhance the flow of bi-directional information where possible. Once created, integrations of this type can greatly increase the speed of information gathering and data research and may even be licensed for use with other entities.

Outpatient Medicine

KindlyMD will work to expand services of outpatient evaluation and management of chronic pain patients as well as patients seeking management of alternative, non-opioid medicine. This effort includes expansion of services within the Utah market and may include expansion into additional markets. KindlyMD has been able to hire highly skilled and motivated individuals who advocate for non-opioid drugs and who are motivated to be involved in the integrated behavioral healthcare movement. We anticipate increasing labor costs due to this and macroeconomic factors.

Clinic operations will continue to require a high number of licensed prescribers. Growth of the program will also require an increasing number of licensed therapists at a rate sufficient to maintain patient care and capacity.

Our model of healthcare blends prescribers and licensed behavioral health clinicians into patient care plans at the point of service. Although there are a number of small to large networks using this model in low-income and high-risk population care, we know of no other large clinic in Utah which uses this integration model.

Service Affiliate Agreements

KindlyMD networks with local healthcare clinics and product suppliers in geographic markets to maximize our ability to increase service offerings to more individuals, including overlaying our integrated model of health care into existing clinics. We work with local healthcare facilities, individual providers and administrators at the local Veterans Administration (VA), as well as organizations specializing in evaluation and management of similar conditions as well as organizations focused in specialized procedures, treatments, and behavioral therapy. These include referrals and cooperation in patient care plans which may include services provided by different clinics. These service agreements are governed by a healthcare Business Associate Agreement (BAA) as well as financial contracts, where necessary. KindlyMD plans to increase affiliate agreements thru 2025.

Our BAA with local healthcare clinics, manufacturers and vendors includes written description of obligations and activities of the business associate, explaining that the associate will not use of disclose Protected Health Information (PHI) other than as permitted or required by the Agreement or as required by law. It also states that the associate will use appropriate safeguards to prevent the use or disclosure of PHI. The Company does not currently have vendors or associates that review predictions or inferences made by AI. Furthermore, the BAA specifies situations in which the associate is allowed to use and disclose PHI. This could be for the purposes of the services they provide, or for managing and administering their own business. The Company is responsible for notifying the associate of any limitations in its notice of privacy practices, changes in and individual’s permission to use PHI, and any restrictions on the use of PHI. The term of the BAA is specified in each BAA and termination provisions allow for termination of the BAA if the associate violates a material term of the Agreement. Otherwise, the BAA remains in effect until written notice of termination.

KindlyMD has a combined reach of over 42,000 email contacts and 24,200 YouTube subscribers that have opted in to our education and marketing communication. We strive to build a large audience of those seeking honest, evidence-based, holistic and practical information about alternatives to opioids and leverage this through service affiliate agreements.

Retail Sales

Our mission is to enhance our patient’s and customers’ overall quality of life and reduce the use of prescription medications, specifically opioids. KindlyMD will continue to offer retail products to patients and customers through in-clinic and online retail sales. The company may continue to sell products that contain CBD, while maintaining THC amounts within the limits set in the 2018 Farm Bill.

KindlyMD’s commercial operations are in Salt Lake City, Utah.

No assurances can be given that any of these plans will come to fruition or that if implemented they will necessarily yield positive results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 8. Financial Statements

KINDLY MD, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kindly MD, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kindly MD, Inc. (“the Company”) as of December 31, 2024 and 2023, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2022.

Draper, UT

March 28, 2025

KINDLY MD, INC.

BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS

Current Assets
Cash and cash equivalents	$2,273,624	$525,500
Accounts receivable, net	36,850	28,001
Inventories, net	4,300	63,202
Prepaid expenses and other current assets	190,878	225
Total Current Assets	2,505,652	616,928

Property and equipment, net	122,955	235,292
Capitalized software	388,338	-
Operating lease right-of-use assets	641,651	235,706
Security deposits	19,396	11,276
TOTAL ASSETS	$3,677,992	$1,099,202

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$323,725	$329,810
Customer deposits	2,275	3,425
Current portion of operating lease liabilities	138,743	94,696
Current portion of finance lease liabilities	2,030	-
Current portion of notes payable, net	139,277	148,517
Derivative liabilities	-	238,000
Total Current Liabilities	606,050	814,448

Operating lease liabilities, net of current portion	496,017	164,295
Finance lease liabilities, net of current portion	7,615	-
Notes payable, net of current portion	-	228,871
TOTAL LIABILITIES	1,109,682	1,207,614

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and 2023	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 6,050,148 issued and 6,029,648 outstanding as of December 31, 2024 and 4,617,798 issued and outstanding as of December 31, 2023	6,050	4,618
Treasury stock, at cost	(22,145)
Additional paid-in capital	10,360,106	4,045,024
Accumulated deficit	(7,775,701)	(4,158,054)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	2,568,310	(108,412)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,677,992	$1,099,202

The accompanying notes are an integral part of these financial statements.

KINDLY MD, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
Net Revenues	$2,719,840	$3,768,598

Operating Expenses
Cost of revenues	82,814	226,166
Salaries and wages	3,562,405	3,698,467
General and administrative	1,907,055	1,356,048
Research and development	377,731	2,500
Depreciation	136,606	105,637
Total Operating Expenses	6,066,611	5,388,818

LOSS FROM OPERATIONS	(3,346,771)	(1,620,220)

Other Income (Expense)
Other income	100,410	58,603
Interest expense	(393,448)	(55,844)
Loss on extinguishment of debt	(38,889)	-
Gain on change in fair value of derivative liabilities	61,051	-
Total Other Income (Expense)	(270,876)	2,759

NET LOSS BEFORE INCOME TAXES	(3,617,647)	(1,617,461)
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(3,617,647)	$(1,617,461)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.67)	$(0.36)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	5,391,433	4,500,689

The accompanying notes are an integral part of these financial statements.

KINDLY MD, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Treasury	Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Stock	Capital	Deficit	(Deficit)
Balance at December 31, 2022	4,434,596	$4,435	$-	$2,917,172	$(2,540,593)	$381,014

Stock-based compensation	-	-	-	7,050	-	7,050
Issuance of common stock for compensation	89,143	89	-	407,546	-	407,635
Issuance of common stock for services	94,059	94	-	413,256	-	413,350
Forgiveness of related party note payable	-	-	-	300,000	-	300,000
Net loss	-	-	-	-	(1,617,461)	(1,617,461)
Balance at December 31, 2023	4,617,798	$4,618	$	$4,045,024	$(4,158,054)	$(108,412)

Issuance of common shares and warrants in connection with a public offering	1,240,910	1,241	-	5,859,409	-	5,860,650
Issuance of common shares upon settlement of notes payable in connection with a public offering	80,808	81	-	214,868	-	214,949
Issuance of common stock for compensation	45,636	45	-	55,433	-	55,478
Issuance of common shares for services	64,996	65	-	79,555	-	79,620
Stock-based compensation	-	-	-	105,817	-	105,817
Treasury stock repurchased	(20,500)	-	(22,145)	-	-	(22,145)
Net loss	-	-	-	-	(3,617,647)	(3,617,647)
Balance at December 31, 2024	6,029,648	$6,050	$(22,145)	$10,360,106	$(7,775,701)	$2,568,310

The accompanying notes are an integral part of these financial statements.

KINDLY MD, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,617,647)	$(1,617,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	105,817	7,050
Issuance of common stock for compensation	55,478	407,635
Issuance of common stock for services	79,620	413,350
Depreciation expense	136,606	105,637
Bad debt expense	32,110	-
Gain on change in fair value of derivative liability	(61,051)	-
Loss on extinguishment of debt	38,889	-
Amortization of debt discounts	374,528	20,352
Amortization of right-of-use assets	83,725	97,586
Changes in operating assets and liabilities:
Accounts receivable	(40,959)	(15,878)
Inventories	58,902	(13,634)
Prepaid expenses and other current assets	(190,653)	60,733
Security deposits	(8,120)	3,229
Accounts payable and accrued expenses	(6,085)	163,552
Customer deposits	(1,150)	(5,175)
Operating lease liabilities	(113,901)	(76,465)
Net cash used in operating activities	(3,073,891)	(449,489)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(13,293)	(14,420)
Capitalized software additions	(388,338)
Net cash used in investing activities	(401,631)	(14,420)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of related party note payable	-	250,373
Net proceeds from issuance of notes payable	45,000	614,300
Net proceeds from issuance of common shares and warrants in connection with a public offering	5,860,650	-
Repurchase of treasury stock	(22,145)	-
Repayments of related party note payable	-	(59,545)
Repayments of notes payable	(658,528)	(2,637)
Repayments of finance lease liabilities	(1,331)	-
Net cash provided by financing activities	5,223,646	802,491

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,748,124	338,582

CASH AND CASH EQUIVALENTS
Beginning of the period	525,500	186,918
End of the period	$2,273,624	$525,500

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$19,227	$34,617
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party note payable	$-	$300,000
Debt discount on related party note payable	$-	$16,627
Debt discounts on notes payable	$10,556	$101,248
Fair value of derivative liabilities recognized upon issuance of notes payable	$38,000	$238,000
Extinguishment of derivative liabilities upon settlement of notes payable	$214,949	$-
Financed purchase of property and equipment	$10,976	$-
Measurement of operating lease right-of-use assets and liabilities	$489,670	$36,875

The accompanying notes are an integral part of these financial statements.

KINDLY MD, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

Kindly MD, Inc. (“KindlyMD” or “the Company”) was formed on December 2, 2019. The Company filed their original articles of organization in the State of Utah under the name Utah Therapeutic Health Center, PLLC. The Company is located in Salt Lake City, Utah and is a healthcare and healthcare data company, focused on holistic pain management and aiding in the fight against the opioid epidemic.

In April 2020, the Company converted from a PLLC to an LLC. In March 2022, the Company converted from an LLC to a corporation and changed its name to “Kindly MD, Inc.” In July 2022, the Company amended its articles of incorporation, including the addition of preferred stock and authorized common shares.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company are prepared in accordance with generally accepted accounting principles in the Unites States of America (“GAAP”) as codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of and during the reported period of the financial statements. Actual results could differ from those estimates. The Company evaluates estimates and assumptions on an ongoing basis.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. The Company maintains deposits in several financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits. As of December 31, 2024 and 2023, the Company had cash in excess of FDIC limits of $1,817,574 and $237,097, respectively.

Reclassifications

Certain reclassifications within operating expenses have been made to the prior period’s financial statements to conform to the current period financial statement presentation. There is no impact in total to the results of operations and cash flows in all periods presented.

Revenue Recognition

The Company records revenue in accordance with FASB ASC Topic 606, “Revenue from Contracts with Customers.” Revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five-step approach: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied.

The Company primarily recognizes revenue from: (i) patient care services related to medical evaluation and treatment and (ii) product retail sales, (iii) service affiliate agreements.

Patient Care Services

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

Product Retail Sales

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

Service Affiliate Agreements

Revenue from service affiliate agreements is recognized when control of the promised goods or services is transferred to the customer, or when services are rendered to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and the collectability of consideration is probable. The Company recognizes revenue after the service price has been allocated and when it satisfies the performance obligation. Usually, there is only a single performance obligation in the sale and service, and therefore the entire transaction price is allocated to the single performance obligation. This typically occurs at a point in time when products and or services are rendered, delivered, or shipped. The transaction price for contracts is set per the contract language. The transaction price for services is set by the company for the various service options, less current discounts or coupons offered, where those discounts are set and approved by management from time to time.

Customer Deposits

Customer deposits include amounts collected from customers upon placing an order or scheduling services. Deposits are recognized as revenue when the Company fulfils its performance obligations. As of December 31, 2024 and 2023, customer deposits amounted to $2,275 and $3,425, respectively.

Accounts Receivable

Accounts receivable consist of trade receivables arising from credit sales to customers in the normal course of business. Accounts receivable are recorded at the time of sale, net of an allowance for current expected credit losses (“CECL”) in accordance with ASC Topic 326, “Financial Instruments – Credit Losses”, The Company estimates CECL based on historical bad debt experience, the aging of accounts receivable, the current creditworthiness of our customers, prevailing economic conditions, and reasonable and supportable forward-looking information. Accounts receivable balances are written off when they are determined to be uncollectible. As of December 31, 2024 and 2023, the Company estimated an allowance for CECL of $32,110 and $0, respectively.

Inventories

Inventories consist of raw materials and finished goods acquired for resale and are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out (“FIFO”) method. Inventory costs include freight, handling fees, and other costs incurred to bring inventories to its present location and condition. Work in process inventories are immaterial to the financial statements.

The Company periodically reviews its inventories and records a provision for estimated losses related to excess, damaged, slow-moving, or obsolete inventories. The amount of the provision is equal to the difference between the cost of the inventories and its net realizable value based upon assumptions about product quality, damages, shrinkage, future demand, selling prices, and market conditions. As of December 31, 2024 and 2023, the estimated reserve for obsolescence amounted to $0 and $62,000, respectively.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation. Leasehold improvements are depreciated over the lesser of the base term of the lease or estimated life of the leasehold improvements. Maintenance and repairs of property and equipment are expensed as incurred.

Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Useful Life (Years)
Leasehold improvements	2-5
Furniture	7
Computer software and equipment	3
Medical equipment	5

Software Development Costs

The Company accounts for the costs of computer software developed or obtained for internal use under ASC Topic 350-40, “Internal-Use Software.” Costs are capitalized once the preliminary project stage is complete, funding is committed, and it is probable the software will be completed and used for its intended purpose. Capitalized costs primarily consist of direct and contracted labor and related expenses for developing internal systems and tools, and cloud-based solutions, including the Company’s Data Lake Enterprise Data Management (“EDM”) system. Capitalization ceases when the project is substantially complete and ready for its intended use, with amortization of capitalized costs beginning on a straight-line basis over the software’s estimated useful life. Costs such as overhead, general and administrative, training, and post-configuration maintenance are expensed as incurred. The Company capitalized internal-use software development costs of $388,338 and $0 during the years ended December 31, 2024 and 2023, respectively.

Impairment of Long-Lived Assets

The Company reviews the carrying value of long-lived assets, such as property and equipment, capitalized software, and right-of-use (“ROU”) assets for impairment in accordance with ASC Topic 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. These events and circumstances may include significant decreases in the market price of an asset or asset group, significant changes in the extent or manner in which an asset or asset group is being used by the Company or in its physical condition, a significant change in legal factors or in the business climate, a history or forecast of future operating or cash flow losses, significant disposal activity, a significant decline in the Company’s share price, a significant decline in revenue or adverse changes in the economic environment.

If such facts indicate a potential impairment, the Company assesses the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset group’s carrying amount and its estimated fair value. During the years ended December 31, 2024 and 2023, there were no impairments of long-lived assets.

Leases

The Company accounts for leases in accordance with ASC Topic 842, “Leases.” The Company determines whether a contract is a lease at contract inception or for a modified contract at the modification date. Contracts containing a lease are further evaluated for classification as a ROU operating lease or a finance lease.

At inception or modification, the Company recognizes ROU assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. Lease liabilities and their corresponding ROU assets are initially measured at the present value of the unpaid lease payments as of the lease commencement date. If the lease contains a renewal and/or termination option, the exercise of the option is included in the term of the lease if the Company is reasonably certain that a renewal or termination option will be exercised. As the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate (“IBR”) based on the information available at the commencement date of the respective lease to determine the present value of future payments. The IBR is determined by estimating what it would cost the Company to borrow a collateralized amount equal to the total lease payments over the lease term based on the contractual terms of the lease and the location of the leased asset.

Operating lease payments are recognized as an expense on a straight-line basis over the lease term in equal amounts of rent expense attributed to each period during the term of the lease, regardless of when actual payments are made. This generally results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in later years. The difference between rent expense recognized and actual rental payments is typically represented as the spread between the ROU asset and lease liability.

When calculating the present value of minimum lease payments, the Company accounts for leases as one single lease component if a lease has both lease and non-lease components. Variable lease and non-lease components are expensed as incurred. The Company does not recognize ROU assets and lease liabilities for short-term leases that have an initial lease term of 12 months or less.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount the Company would receive to sell an asset, or pay to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In the absence of such data, fair value is estimated using internal information consistent with what market participants would use in a hypothetical transaction.

According to ASC Topic 820, “Fair Value Measurement,” the fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The Company uses appropriate valuation techniques based on available inputs to measure the fair value of its assets and liabilities. The fair value hierarchy is defined in the following three categories:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses, and customer deposits approximate fair value, given their short-term nature. The carrying value of lease obligations and notes payable also approximates fair value given these instruments bear prevailing market interest rates.

Long-lived assets are measured at fair value on a non-recurring basis if it is determined that impairment indicators are present.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC Topic 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are recorded with respect to temporary differences in the accounting treatment of items for financial reporting purposes and for income tax purposes. Where, based on the weight of available evidence, it is more likely than not that some amount of recorded deferred tax assets will not be realized, a valuation allowance is established for the amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized. A tax position must meet a minimum probability threshold before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

As of December 31, 2024 and 2023, the Company concluded a full valuation allowance was necessary against of its net deferred tax asset of $1,131,379. The Company had no recorded uncertain tax positions, interest or penalties in the accompanying financial statements. The Company regularly assesses its tax positions and adjusts recorded amounts as necessary to ensure compliance with applicable tax laws and regulations.

Treasury Stock

Treasury stock repurchased and held by the Company is recorded as a separate line item on the balance sheets and is carried at cost until retired or reissued. Legal, brokerage, and other costs to acquire shares are not included in the cost of treasury stock. When treasury stock is reissued or retired, any gains are recorded in additional paid-in capital. Losses upon reissuance or retirement first reduce additional paid-in capital to the extent of previously recognized net gains from the same class of stock, with any excess losses recognized to retained earnings.

Stock-Based Compensation

Stock-based awards granted to qualified employees, non-employee directors and consultants are measured at fair value and recognized as an expense in accordance with ASC Topic 718, “Share-Based Payments.” For service-based awards, stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of stock options is estimated using a Black-Scholes option valuation model. Restricted stock awards are valued based on the closing stock price on the date of grant (intrinsic value method). The Company has elected to recognize forfeitures as they occur.

Research and Development

In accordance with ASC Topic 730, “Research and Development,” the Company expenses research and development costs as incurred. These expenses include costs incurred during the EDM preliminary project stage and planning future data integrations. Research and development expenses for the years ended December 31, 2024 and 2023, were $377,731 and $2,500, respectively.

Embedded Derivative Liabilities

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

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is calculated by adjusting the weighted average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents. Common stock equivalents whose effect would be antidilutive are not included in diluted loss per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all common stock equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase shares of common stock of the Company at the average closing market price during the period. As of December 31, 2024 and 2023, there were 2,862,745 and 3,000, potential common share equivalents from stock options and warrants, respectively, excluded from the diluted loss per share calculations as their effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. ASU 2023-07 also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2023, the FASB issued ASU 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted for joint ventures formed before the effective date. The Company is currently evaluating the impact this standard will have on its financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption presented on the statement of operations. The standard also requires disclosure of qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact this standard will have on its financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its financial statements.

NOTE 3—DISAGGREGATION OF REVENUES

The Company’s revenues are disaggregated based on revenue type, including (i) patient care services related to medical evaluation and treatment, (ii) product retail sales, and (iii) service affiliate agreements.

The Company’s net revenues for the years ended December 31, 2024 and 2023 are disaggregated as follows:

	For the Years Ended December 31,
	2024	2023
Patient care services	$2,616,018	$3,505,283
Product retail sales	71,712	263,315
Service affiliate agreements	32,110	-
Total revenues	$2,719,840	$3,768,598

The Company earned $347,633 in reimbursements from insurance payers during the twelve months ended December 31, 2024, a 1,088% increase from the $29,265 earned during the twelve months ended December 31, 2023.

NOTE 4—INVENTORIES

Inventories consisted of the following at December 31, 2024 and 2023:

	December 31,
	2024	2023
Finished goods	$3,635	$68,399
Raw materials	665	56,803
Total inventories	4,300	125,202
Less reserve for obsolescence	-	(62,000)
Total inventories, net	$4,300	$63,202

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2024 and 2023:

	December 31,
	2024	2023
Leasehold improvements	$127,489	$132,027
Furniture	70,070	89,579
Computer software and equipment	94,966	167,284
Medical equipment	10,976	10,413
Total property and equipment	303,531	399,303
Less accumulated depreciation	(180,576)	(164,011)
Total property and equipment, net	$122,955	$235,292

Depreciation expense for the years ended December 31, 2024 and 2023 were $136,606 and $105,637, respectively.

NOTE 6—CAPITALIZED SOFTWARE

Capitalized software consisted of the following at December 31, 2024 and 2023:

	December 31,
	2024	2023
EDM software	$388,338	$-
Total capitalized software	388,338	-
Less accumulated amortization	-	-
Total capitalized software, net	$388,338	$-

Capitalized costs for in-process internal-use software development primarily consist of direct and contracted labor and related expenses for developing internal systems and tools, and cloud-based solutions, including the Company’s EDM system. These costs are not amortized until it is available for its intended use.

The Company analyzes collected data to gain insights into patient needs, appointment frequency, and potential care enhancements through clinical orders. As data is gathered, the Company is designing models to improve and refine the patient journey, enhance clinical decision making, and improve health outcomes. To support these efforts, various advanced analytical tools, including state-of-the-art Large Language Models (LLMs), are utilized to efficiently process and interpret data. By harnessing the power of medical data, the Company hopes to create a comprehensive healthcare model that not only addresses the immediate patient needs but also contributes to long-term health improvements and better overall outcomes.

Data collection, research, and analysis are core tenets within the Company and will continue through the 2025 operational plan and beyond. Key implementation projects may allow the Company to improve clinical research and development of best practice guidelines within the pain treatment market as well as develop products and services to enhance opioid prescription safety and risk mitigation programs for patients.

NOTE 7—LEASES

Operating Leases

During 2021, the Company entered into a lease agreement for a medical clinic office located in Provo, Utah. The lease commenced on March 1, 2021, and is for a term of 58 months. The monthly base rent is $400 with scheduled increases. The lease agreement contains customary events of default, representations, warranties, and covenants. The lease increased the operating lease right-of-use asset and corresponding operating lease liability by $19,364

During 2021, the Company entered into a lease agreement for a medical clinic office located in Bountiful, Utah. The lease commenced on June 1, 2021, and is for a term of 48 months. The monthly base rent is $1,152 with scheduled increases. The lease agreement contains customary events of default, representations, warranties, and covenants. The lease increased the operating lease right-of-use asset and corresponding operating lease liability by $42,617.

During 2022, the Company entered into a lease agreement for medical clinic and corporate office located in Murray, Utah. The lease commenced on October 1, 2022, and is for a term of 52 months. The monthly base rent is $6,873 with scheduled increases. The lease agreement contains customary events of default, representations, warranties, and covenants. The lease increased the operating lease right-of-use asset and corresponding operating lease liability by $241,241.

During 2023, the Company entered into a lease amendment to renew its medical clinic office located in Millcreek, Utah. The lease renewal commenced on July 1, 2023, and is for a term of 12 months. The monthly base rent is $2,350. The lease agreement contains customary events of default, representations, warranties, and covenants. The remeasurement of the ROU asset and liability associated with this operating lease was $26,036.

During 2023, the Company entered into a lease amendment to renew its medical clinic office located in Ogden, Utah. The lease renewal commenced on September 1, 2023, and is for a term of 12 months. The monthly base rent is $978. The lease agreement contains customary events of default, representations, warranties, and covenants. The remeasurement of the ROU asset and liability associated with this operating lease was $10,839.

During 2024, the Company entered into a lease amendment to renew its medical clinic office located in Millcreek, Utah. The lease renewal commenced on August 1, 2024, and is for a term of 12 months. The monthly base rent is $2,400. The lease agreement contains customary events of default, representations, warranties, and covenants. The remeasurement of the ROU asset and liability associated with this operating lease was $27,724.

During 2024, the Company entered into a lease for a medical clinic office located in Ogden, Utah. The lease commenced on December 1, 2024, and is for a term of 86 months. The monthly base rent is $6,211. The lease agreement contains customary events of default, representations, warranties, and covenants. The remeasurement of the ROU asset and liability associated with this operating lease was $461,946.

The following was included in the balance sheets at December 31, 2024 and 2023:

	December 31,
	2024	2023
Operating lease right-of-use assets	$641,651	$235,706

Operating lease liabilities, current portion	138,743	94,696
Operating lease liabilities, long-term	496,017	164,295
Total operating lease liabilities	$634,760	$258,991

Weighted-average remaining lease term (years)	5.8	3.5
Weighted average discount rate	9.0%	15.0%

The components of net lease expense consisted of the following for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Operating lease expense	$139,390	$157,043
Variable lease expense	8,365	24,419
Total lease expense	147,755	181,462
Sublease (income)	-	(3,148)
Total net lease expense	$147,755	$178,314

Cash payments included in the measurement of operating lease liabilities were $149,029 and $135,923 for the years ended December 31, 2024 and 2023, respectively.

Maturities of operating lease liabilities at December 31, 2024 were as follows:

Year Ending December 31,	Amount
2025	$187,988
2026	164,150
2027	86,366
2028	87,444
2029	83,886
Thereafter	175,400
Total	785,234
Less: imputed interest	(150,474)
Total operating lease liabilities	$634,760

Finance Leases

On April 22, 2024, the Company entered into an equipment financing lease to purchase medical equipment for $10,976, which matures in July 2029.

The following was included in the balance sheets at December 31, 2024 and 2023:

	December 31,
	2024	2023
Leased medical equipment (property and equipment)	$10,976	$-
Less: accumulated depreciation	(1,646)	-
Total leased medical equipment, net	$9,330	$-

Finance lease liabilities, current portion	2,030	-
Finance lease liabilities, long-term	7,615	-
Total finance lease liabilities	$9,645	$-

Weighted-average remaining lease term (years)	4.6	-
Weighted average discount rate	2.0%	-

Maturities of finance lease liabilities at December 31, 2024, were as follows:

Year Ending December 31,	Amount
2025	$2,204
2026	2,204
2027	2,204
2028	2,204
2029	1,285
Total	10,101
Less: amount representing interest	(456)
Total finance lease liabilities	$9,645

NOTE 8—RELATED PARTY NOTE PAYABLE

On April 15, 2023, the Company entered into a long-term unsecured note payable with a related party, for $332,545. This transaction extinguished the existing note payable with a balance of $82,545 and provided the Company with an additional $250,000 in operating capital. The note carried an interest rate of 14.9% per annum, with a maturity date of December 22, 2024. On September 7, 2023, the note was amended to include an additional $17,000; no other terms were modified. On December 31, 2023, the note was fully forgiven, resulting in an increase of $300,000 to additional paid-in capital.

NOTE 9—NOTES PAYABLE

10% OID Promissory Notes

On December 22, 2023, the Company entered into a securities purchase agreement in a private placement transaction with certain accredited investors, pursuant to which the Company issued and sold to the investors 10% original issue discount (“OID”) promissory notes in the aggregate principal amount of $350,000 for total cash proceeds of $295,000. The notes bore interest at a rate of 10% per annum and matured on December 22, 2024.

On January 24, 2024, the Company entered into a securities purchase agreement in a private placement transaction with a certain accredited investor, pursuant to which the Company issued and sold to the investor a 10% OID promissory note in the principal amount of $55,556 for total cash proceeds of $45,000. The note bore accrued interest at a rate of 10% per annum and matured on January 24, 2025.

The promissory notes included terms that should the Company undertake an IPO before the maturity date, the note holders were to receive (i) equity shares equal to the principal amount at the IPO share price, and (ii) repayment of the principal and accrued interest in cash. The notes contained customary covenants and events of default for loans of this type.

At issuance, the Company evaluated whether the promissory notes contained embedded features that qualify as derivatives pursuant to ASC 815. The Company determined that the notes embedded features, specifically should the Company undertake an IPO before the maturity date, the note holders would receive (i) equity shares equal to the principal amount at the IPO share price, and (ii) repayment of the principal and accrued interest in cash. These embedded features constituted deemed redemption features as a result of the substantial premium received by the note holders. The Company concluded that these redemption features required bifurcation from the notes and subsequent accounting in the same manner as a freestanding derivative.

The fair value of the embedded redemption derivative liability within the promissory notes was calculated using a Probability Weighted Expected Return valuation methodology, considering the likelihood of occurrence. The model used a discount rate of 15% and assumptions of an 80% probability related to likelihood of the Company completing an IPO. Subsequent changes in the fair value of the redemption features were measured each reporting period and recognized in the statement of operations. The OID and issuance costs for the promissory notes, along with the fair value of the embedded redemption derivative liability, were collectively recorded as a debt discount. The debt discount is be amortized to interest expense over the respective term of the notes using the effective interest method.

As further disclosed in Note 10, the IPO was completed on June 3, 2024. In accordance with the terms of the 10% OID promissory note agreements, the Company repaid the outstanding notes totaling $463,534 (including both principal and accrued interest) and issued each note holder common stock equal to the principal amount of the notes at the IPO price of $5.50, totaling 80,808 shares of restricted common stock, with a fair value of $214,949 or $2.66 per share. Consequently, the corresponding derivative liability was extinguished and a loss on extinguishment of debt of $38,889 was recognized.

Derivative Liabilities

The following table provides a roll-forward of the derivative liabilities for the year ended December 31, 2024:

Amount
Balance at December 31, 2023	$238,000
Initial fair value of derivative liabilities upon issuance	38,000
Gain on change in fair value of derivative liabilities	(61,051)
Extinguishment of derivative liabilities upon settlement of notes payable	(214,949)
Balance at December 31, 2024	$-

Other Loans Payable

On December 25, 2023, the Company entered into a loan agreement with a third-party in the amount of $79,975 for total cash proceeds of $70,000. The loan matures on June 25, 2025. The Company recorded a debt discount of $9,975, which is amortized under the effective interest method at an effective interest rate of 25.6%. As of December 31, 2024, the outstanding principal balance of the loan payable was $14,848, net of debt discounts of $1,152.

On December 26, 2023, the Company entered into a loan agreement with a third-party in the amount of $285,573 for total cash proceeds of $249,300. The loan matures on June 26, 2025. The Company recorded a debt discount of $36,273, which is amortized under the effective interest method at an effective interest rate of 15.0%. As of December 31, 2024, the outstanding principal balance of the loan payable was $133,980, net of debt discounts of $8,399.

Estimated maturities of principal payments for notes payable at December 31, 2024 were as follows:

Year Ending December 31,	Amount
2025	$148,828
Total payments	148,828
Less debt discount	(9,551)
Total notes payable, net	$139,277

NOTE 10—STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of December 31, 2024 and 2023, the Company was authorized to issue 10,000,000 preferred shares. As of December 31, 2024 and 2023, the Company had no preferred shares issued and outstanding.

Common Stock

As of December 31, 2024 and 2023, the Company was authorized to issue 100,000,000 common shares. As of December 31, 2024, the Company had 6,050,148 and 6,029,648 common shares issued and outstanding, respectively. As of December 31, 2023, the Company had 4,617,798 common shares issued and outstanding.

During the year ended December 31, 2024, the Company issued 45,636 shares of common stock for compensation to employees valued at $55,478.

During the year ended December 31, 2024, the Company issued 64,996 shares of common stock for services valued at $79,620.

During the year ended December 31, 2023, the Company issued 89,143 shares of common stock for compensation to employees valued at $407,635.

During the year ended December 31, 2023, the Company issued 94,059 shares of common stock for services valued at $413,350.

Initial Public Offering

On May 31, 2024, the Company entered into an underwriting agreement with WallachBeth Capital, LLC, as representative (the “Representative”) of the underwriters in connection with the initial public offering for sale of an aggregate of 1,240,910 units at a price to the public of $5.50 per share. Each unit offered under the underwriting agreement consisted of one share of common stock, one tradeable warrant to purchase one share of common stock with an exercise price of $6.33 and a five-year exercise term; and one non-tradeable warrant to purchase one-half of one share of common stock with an exercise price of $6.33 and a five-year exercise term.

The underwriting agreement also provided for the issuance of 83,639 warrants to the Representative with an exercise price of $6.33 and a five-year exercise term.

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

On June 3, 2024, in accordance with the terms of the 10% OID promissory note agreements, the Company issued each note holder common stock equal to the principal amount of the notes at the IPO price of $5.50 per share, totaling 80,808 shares of restricted common stock, with a fair value of $214,949 or $2.66 per share. These shares are subject to a 90-day lock-up agreement from the date of issuance.

The common stock and tradeable warrants are trading on the Nasdaq Capital Market, under the symbols “KDLY” and “KDLYW,” respectively.

Treasury Stock

On October 15, 2024, the Board of Directors of the Company approved the adoption of a Stock Repurchase Program through which the Company may purchase up to $500,000 worth of shares of its common stock from time to time, as market conditions warrant. The Company’s repurchases may be made in the open market, in privately negotiated transactions, or otherwise in accordance with applicable securities laws and other requirements. The amount and timing of any repurchases will be determined at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. The share repurchase program has no time limit, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be amended, suspended or discontinued at any time.

As of December 31, 2024, the Company held 20,500 shares in treasury at a total cost of $22,145.

Stock Options

On September 15, 2023, the Company granted an option to purchase 3,000 shares of common stock pursuant to an employment agreement. The stock options have an exercise price of $7.00 per share and vest immediately. The Company has calculated the estimated fair market value of these options at $7,050 using the Black-Scholes pricing model.

During the year ended December 31, 2024, the Company granted options to purchase 142,070 shares of common stock to certain individuals. The stock options have an exercise price ranging from $1.24 to $5.50 per share, with vesting dates ranging from immediate to three years. The Company has calculated the total estimated fair market value of these options at $165,800 using the Black-Scholes pricing model.

Below is a table summarizing the changes in stock options outstanding during the years ended December 31, 2024 and 2023:

	Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2022	-	$-
Granted	3,000	7.00
Forfeited	-	-
Outstanding at December 31, 2023	3,000	$-
Granted	142,070	3.04
Forfeited	(860)	(5.50)
Outstanding at December 31, 2024	144,210	$3.11
Exercisable at December 31, 2024	93,456	$3.56

Stock-based compensation expense of $105,817 and $7,050 was recorded during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the remaining unrecognized compensation cost related to non-vested options is $58,791.

As of December 31, 2024, the outstanding stock options have a weighted average remaining contractual life of 6.73 years and a total intrinsic value of $0.

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

The underwriting agreement also provided for the issuance of 83,639 warrants to the Representative with an exercise price of $6.33 and a five-year exercise term. In addition, the underwriters partially exercised its over-allotment option, resulting in the issuance of 76,538 tradeable warrants and 76,538 non-tradeable warrants with an exercise price of $6.33 and a five-year exercise term.

Below is a table summarizing the changes in warrants outstanding during the year ended December 31, 2024:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2023	-	$-
Granted	2,718,535	6.33
Forfeited	-	-
Outstanding at December 31, 2024	2,718,535	$6.33
Exercisable at December 31, 2024	2,718,535	$6.33

As of December 31, 2024, the outstanding warrants have a weighted average remaining contractual life of 4.42 years and a total intrinsic value of $0.

NOTE 11—INCOME TAXES

As of December 31, 2024 and 2023, the Company had net operating loss carry forwards of $4,615,303 and $1,572,261, respectively, that may be available to reduce future years’ taxable income in varying amounts through 2042. As of December 31, 2024, the Company has a net deferred tax asset of $1,131,379. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying financial statements. The Company regularly assesses its tax positions and adjusts amounts recorded as necessary to ensure compliance with applicable tax laws and regulations.

Deferred income tax assets and liabilities at December 31, 2024 and 2023, consisted of the following temporary differences and carry-forward items:

	December 31, 2024		December 31, 2023
Deferred tax assets
Deductible temporary differences, net		$974,718	$62,000
Loss carryforwards		4,615,303	1,572,261
Expected tax rate		24.6%	25.7%
Total deferred tax assets		1,374,838	419,188

Deferred tax liabilities
Deductible temporary differences, net		989,890	232,958
Expected tax rate		24.6%	25.7%
Total deferred tax liabilities		243,459	59,754

Deferred tax valuation allowance		(1,131,379)	(359,434)
Net deferred tax asset	$		$-

The components for the income tax expense:

	December 31, 2024	December 31, 2023
Taxable income
Financial statement pretax loss	$(3,239,916)	$(1,617,461)
Non-deductible expenses	8,978	713,812
Total taxable income	(3,230,938)	(903,649)

Decrease (increase) in taxable temporary differences	(756,932)	93,552
Increase in deductible temporary differences	912,718	58,300
Federal taxable loss	$(3,075,152)	$(751,797)

NOTE 12 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing and has determined that there are no material subsequent events that require disclosure

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act. Management has evaluated the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below. As a smaller reporting company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in this report.

Internal control over financial reporting is a process designed by, or under the supervision of the CEO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records which in reasonable detail accurately and fairly reflect the transactions and disposition of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Notwithstanding the material weakness, we believe that our financial statements contained in this report fairly present our financial position, results of operations and cash flows for the periods covered by this report in all material respects.

Our management, with the oversight of our audit committee, has initiated steps and plans to take additional measures to remediate the underlying causes of the material weakness.

Planned Remediation of Material Weaknesses

Our management has been actively engaged in developing and implementing remediation plans to address the material weaknesses described above. These remediation efforts are ongoing and include or are expected to include:

●	engaging internal control consultants to assist us in performing a financial reporting risk assessment as well as identifying and designing our system of internal controls necessary to mitigate the risks identified;

●	preparation of written documentation of our internal control policies and procedures;

●	until we have sufficient technical accounting resources, we have engaged external consultants to provide support and to assist us in our evaluation of more complex applications of GAAP.

We continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weaknesses. We believe that our remediation plan will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. As we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

In November 2024, the Board of Directors of the Company adopted an Insider Trading Policy.

Rule 10b5-1 Trading Plans During the three months ended December 31, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information about our directors and executive officers as of March 28, 2025.

Name	Age	Position	Date of Appointment
Timothy Pickett	46	Chief Executive Officer, Director	December 2019
Adam Cox	47	Chief Operating Officer, Director	April 2022
Jared Barrera	44	Chief Financial Officer	September 2022
Amy Powell	50	Independent Director	June 2024
Christian Robinson	56	Independent Director	June 2024
Gary Seelhorst	54	Independent Director	June 2024

Biographies of Directors and Officers

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer, and key employee of our Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

The following noteworthy experience, qualifications, attributes, and skills for each Board member led to our conclusion that the person should serve as a director in light of our business and structure:

Tim Pickett, Chief Executive Officer, Chairman

Tim Pickett, MPAS-C, age 46, is the founder and CEO since the Company was founded in 2019. He graduated from the University of Utah with a Master’s Degree in Physician Assistant Studies (2014). He previously worked in General Surgery, Trauma, and Emergency Medicine for Steward Medical Group’s Physician Group of Utah from 2014 to October, 2020. His experience in surgery and critical care shaped his view of the opioid crisis. His role at PGU included extensive outpatient clinic, surgical first assist, and critical care at the bedside. He lobbies governments for improved legislation for non-opioid medicine access and is an advocate for the practical use of safe, evidence-based alternatives, in medical treatment. He was voted Utah’s best Medical Cannabis Doctor in 2020 and 2021, respectively.

Adam Cox, Chief Operating Officer, Director

Adam Cox, 47, is an experienced and innovative healthcare executive and entrepreneur with expertise in operations, data analytics, and corporate acquisitions. He joined KindlyMD full-time on May 1, 2022, and was appointed Chief Operating Officer on October 6, 2022, to lead operational strategy and data-driven solutions to pursue a solution to the opioid epidemic our nation faces. Since 2011, Mr. Cox has played a pivotal role in healthcare modernization, transitioning entities from paper records to electronic systems under CMS’s Meaningful Use mandate. At Physician Group of Utah and later IASIS Healthcare, he quickly advanced to leadership, developing enterprise-level solutions in healthcare data analytics, training, and operational efficiency. Mr. Cox led national hospital and clinical acquisitions as part of corporate operations. Since joining KindlyMD, Mr. Cox has been integral in securing banking relationships, insurance payor contracts, key location expansion, and referring partnerships.

Jared Barrera, Chief Financial Officer

Jared Barrera, MBA, age 44, joined KindlyMD as its full time CFO on September 28, 2022. He has extensive expertise in both the banking and healthcare industries for the last 20 years, specifically in finance and accounting. He has a wide array of experience ranging from revenue optimization, business intelligence, GAAP accounting, budgeting and forecasting, financial modeling, lending and credit analysis, revenue cycle management, collections management, auditing and payroll processing. Jared graduated with a Master’s Degree in Business Administration with an emphasis in Accounting from Utah Valley University, 2015. He also received a Bachelor’s of Science Degree in Accounting from Utah Valley University in 2011. From November of 2018 to September of 2022, Mr. Barrera worked as the Senior Manager of Revenue Cycle and Business Intelligence for Granger Medical Clinic which is one of Utah’s largest physician-owned groups. Prior to Granger Medical Clinic, Jared worked from October 2015 to October of 2018 as the Director of Finance for Physician Group of Utah.

Amy Powell, Director

Amy Powell, MD, FACP, FAMSSM, age 51, is currently a Professor (Clinical) in the Department of Orthopaedics at the University of Utah, where she has cared for intercollegiate athletes alongside active people across the lifespan for 20 years. She graduated from the University of Washington with a Medical Doctorate (1999) and completed fellowship training in sports medicine (internal medicine) at the Cleveland Clinic Foundation in 2003. Her extensive experience with multimodal pain management (medications, physical therapy, injections, and mental coaching for wellness) for acute and chronic injury management and her experience in medical research and education greatly benefit patients served by KindlyMD. Dr. Powell brings vital clinical and research acumen which is crucial to enhancing and validating KindlyMD’s pain management approaches, specifically given the blend of multimodal pain management methods the Company uses. Her 20 years of experience in caring for athletes and active individuals aligns with the company’s mission to reduce opioid usage while successfully treating patients, utilizing both her practical and theoretical insights in pain management. Her role in medical education further bolsters KindlyMD’s research, clinical protocols, and patient education strategies in creating evidence-based guidelines and therapies.

Christian Robinson, Director

Christian Robinson, CPA, age 56, is currently the Corporate Controller at Pave America. Previously, he was the Chief Financial Officer of the Zion Pharmaceuticals, LLC and Intrepid Biosciences, LLC group of medical cannabis and hemp companies. He Graduated with a BBA in Accounting from the University of Texas at Arlington and has been a licensed CPA for over 25 years. Christian started his career by working as an auditor for Deloitte and then Ernst & Young. After leaving public accounting, Christian has worked in variety of accounting and finance positions for companies in the transportation, nutraceuticals, nuclear waste and medical cannabis industries. Mr. Robinson worked for Energy Solutions, Inc. as a Senior Vice President and Corporate Controller where he helped take the company public in 2007, ensured Sarbanes-Oxley (SOX) compliance, and managed all SEC financial reporting and compliance matters

Gary Seelhorst, Director

Gary Seelhorst, MS, MBA, age 54, currently owns his own consultancy which provides corporate strategy and Executive Coaching to both companies and individual clients. His 25-year background in Pharmaceuticals and Healthcare brings scientific rigor to KindlyMD. Gary previously worked with Clinics and Surgery Centers with Imprimis/Harrow Health as a VP of Business Development during the company’s biggest growth phase (2013-2017). His experience also includes lengthy stints at both Eli Lilly as a medical writer (1996-1998) and Pfizer as a Manager of Clinical Development (1998- 2003) and as Director of Corporate Development (2003-2006) as well as several start-ups developing corporate and expansion strategies. He has a BS/BA from UC San Diego in Biochemistry/Psychology (1994), an MS in Clinical Physiology from Indiana University (1993), and an MBA with an emphasis in finance from the University of Michigan (2004). His 25-year background in Pharmaceuticals and Healthcare is invaluable for navigating the pharmaceutical landscape, especially regarding non-opioid alternatives. His business development role during the growth phase at Imprimis/Harrow Health, and his MBA with a focus on finance, is crucial in aiding KindlyMD to strategically navigate its expansion strategies and potentially increase its service portfolio and market share.

Indemnification of Directors and Officers

Subject to Title 16, Chapter 10a, Part 9 of the Utah Revised Business Corporation Act (the “Act”) and the laws of the State of Utah, officers shall be indemnified by the Corporation, so long as the officer acted in a manner substantially similar to and consistent with the standard of care for directors. Any officer indemnification shall be limited to proceedings that are directly related to or have arisen out of the officer’s acts on behalf of the Corporation.

Family Relationships

There are no family relationships between our officers and members of our Board of Directors.

Significant Employees

The significant employees are Timothy Pickett and Adam Cox and Jared Barrera.

Director Independence

The listing rules of Nasdaq require that independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board has undertaken a review of the independence of our directors and considered whether any director has a material relationship with it that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, the Board has determined that three members are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing standards of Nasdaq. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of the Company’s capital stock by each non-employee director, and any transactions involving them described in the section captioned, “Certain Relationships and Related Party Transactions.”

Board Leadership Structure and Risk Oversight

The Board oversees our business and considers the risks associated with our business strategy and decisions. The Board currently implements its risk oversight function as a whole. As such, it is important for us to have our Chief Executive Officer serve on the Board as he plays key roles in the risk oversight of our Company. Each of the Board committees, when established prior to the effectiveness of the registration statement of which this filing is a part, will also provide risk oversight in respect of its areas of concentration and report material risks to the Board for further consideration.

Board Committees

The Board has established the following three standing committees: audit committee (the “Audit Committee”); compensation committee (the “Compensation Committee”); and nominating and governance committee (the “Nominating Committee”). Each of our independent directors, Amy Powell, Gary Seelhorst, and Christian Robinson, will serve on each committee. Our Board has adopted written charters for each of these committees. Copies of the charters are available on our website at www.kindlymd.com. Our Board may establish other committees as it deems necessary or appropriate from time to time.

The Board may create committees to delegate certain powers to act on behalf of the Board, provided the Board passes a resolution indicating such creation or delegation. The Board may delegate to a committee the power to appoint directors to fill vacancies on the Board. The creation or appointment of a committee does not relieve the Board or its members from their standard of care.

Audit Committee

The Audit Committee, among other things, is responsible for:

●	appointing; approving the compensation of; overseeing the work of; and assessing the independence, qualifications, and performance of the independent auditor;
●	reviewing the internal audit function, including its independence, plans, and budget;
●	approving, in advance, audit and any permissible non-audit services performed by our independent auditor;
●	reviewing our internal controls with the independent auditor, the internal auditor, and management;

●	reviewing the adequacy of our accounting and financial controls as reported by the independent auditor, the internal auditor, and management;
●	overseeing our financial compliance system; and
●	overseeing our major risk exposures regarding the Company’s accounting and financial reporting policies, the activities of our internal audit function, and information technology.

The Audit Committee consists of Amy Powell, Gary Seelhorst, and Christian Robinson, who chairs the Audit Committee.

Compensation Committee

The Compensation Committee is responsible for:

●	reviewing and making recommendations to the Board with respect to the compensation of our officers and directors, including the CEO;

●	overseeing and administering the Company’s executive compensation plans, including equity-based awards;

●	negotiating and overseeing employment agreements with officers and directors; and

●	overseeing how the Company’s compensation policies and practices may affect the Company’s risk management practices and/or risk-taking incentives.

The Compensation Committee consists of Amy Powell, Gary Seelhorst, and Christian Robinson, Gary Seeelhorst serves as chairman of the Compensation Committee. The Board has affirmatively determined that each member of the Compensation Committee meets the independence criteria applicable to compensation committee members under SEC rules and Nasdaq listing rules.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, among other things, is responsible for:

●	reviewing and assessing the development of the executive officers and considering and making recommendations to the Board regarding promotion and succession issues;
●	evaluating and reporting to the Board on the performance and effectiveness of the directors, committees and the Board as a whole;
●	working with the Board to determine the appropriate and desirable mix of characteristics, skills, expertise and experience, including diversity considerations, for the full Board and each committee;
●	annually presenting to the Board a list of individuals recommended to be nominated for election to the Board;
●	reviewing, evaluating, and recommending changes to the Company’s corporate governance principles and committee charters;
●	recommending to the Board individuals to be elected to fill vacancies and newly created directorships;
●	overseeing the Company’s compliance program, including the code of business conduct and ethics; and
●	overseeing and evaluating how the Company’s corporate governance and legal and regulatory compliance policies and practices, including leadership, structure, and succession planning, may affect the Company’s major risk exposures.

The Nominating and Corporate Governance Committee consists of Amy Powell, Gary Seelhorst, and Christian Robinson, Gary Seelhorst, will serve as chairperson. The Board has determined that each member of the Nominating and Corporate Governance Committee is independent within the meaning of the independent director guidelines of Nasdaq listing rules.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers serves, or in the past has served, as a member of the Board or the Compensation Committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of the Board or its Compensation Committee. None of the members of the Compensation Committee is, or has ever been, an officer or employee of the company.

Code of Business Conduct and Ethics

The Board has adopted a code of business conduct and ethics applicable to its employees, directors, and officers, in accordance with applicable U.S. federal securities laws and the corporate governance rules of Nasdaq. The code of business conduct and ethics is publicly available on the Company’s website at www.kindlymd.com. Any substantive amendments or waivers of the code of business conduct and ethics or code of ethics for senior financial officers may be made only by the Board and will be promptly disclosed as required by applicable U.S. federal securities laws and the corporate governance rules of Nasdaq.

Involvement in Certain Material Legal Proceedings During the Last Ten Years

During the past ten years, none of our current directors or executive officers has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, or banking activities;
●	found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;
●	subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	subject of, or a party to, any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

None of our directors, officers or affiliates, or any beneficial owner of 5% or more of our Common Stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, us or any of our subsidiaries.

Meetings of the Board of Directors

During its fiscal year ended December 31, 2024, there were 8 meetings of the Board. The Board acted by written consent from its members on 5 occasions.

Directors’ and Officers’ Liability Insurance

The Corporation may purchase and maintain insurance or make other financial arrangements on behalf of any Indemnitee for any liability asserted against him or her and liability and expenses incurred by him or her in his or her capacity as a director, officer, employee, member, managing member or agent, or arising out of his or her status as such, whether or not the Corporation has the authority to indemnify him or her against such liability and expenses.

ITEM 11. Executive Compensation

Summary Compensation Table

The table below sets forth, for our last two fiscal years, the compensation of our officers.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Stock Options	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)
Timothy Pickett, CEO (a)(b)	2024	$214,134	$100,208	$62,144	$92,497	$136,315	605,299
	2023	$127,500	$-	$175,922	$-	$61,101	364,523
Adam Cox, COO (c)	2024	$186,519	$23,750	$9,450	$13,305	$8,286	241,310
	2023	$119,994	$-	$133,250	$-	$-	253,244
Jared Barrera, CFO (d)	2024	$177,404	$5,375	$-	$17,924	$-	200,703
	2023	$119,154	$-	$26,990	$-	$-	146,144

(a)	Mr. Pickett was Appointed as CEO on December 19, 2019.

(b)	The amount included in “All Other Compensation” include compensation paid to Wade Rivers, LLC, an entity that is beneficially owned by The Wade Rivers Trust, for which Mr. Pickett serves as an investment trustee. In 2024, Wade Rivers, LLC received $136,315 in other compensation and consulting services, $40,000 in stock awards, and $38,966 in stock options. In 2023, Wade Rivers, LLC received $61,101 in other compensation and consulting services and $99,912 in stock awards.

(c)	Mr. Cox was appointed as the COO of the Company on October 6, 2022. Prior to his appointment, Mr. Cox served as a consultant for the Company from May 1, 2022 to October 6, 2022. The amounts included in this table include all amounts earned by Mr. Cox in 2022 for both roles in which he served.

(d)	Mr. Barrera was appointed as the CFO of the Company on September 28, 2022.

The Company has health insurance benefits for our employees, including our executive officers. The Company does not have pension, annuity, profit sharing or similar benefit plans at this time, but the Board of Directors may decide to enact such plans in the future.

Employment Agreements

The Company entered into a three-year employment agreement with Tim Pickett, CEO, effective September 1, 2023. The agreement also provides that the executive will continue as a director. The agreement provides for an initial term, commencing on the effective date of the agreement and ending on August 30, 2026, and continuing on a year-to-year basis thereafter unless terminated by either party on not less than 60 days’ notice given prior to the expiration of the initial term or any one-year extension. For his services to the Company during the term of the agreement, Mr. Pickett receives and annual salary of $265,000 per year.

As of December 31, 2024 and 2023, Mr. Pickett received issuance of shares of restricted Company stock in the amount of 17,858 and 17,387 shares, respectively.

The Company entered into a consulting agreement with Wade Rivers, LLC a WY Limited Liability Company whose principal owner is Tim Pickett, on January 1, 2021. The agreement provides for a continuous term unless terminated by either party on not less than 30 days’ notice given. In 2024, Wade Rivers, LLC received $210,407 in other compensation from the Company consisting of $131,441 for consulting services, $40,000 in stock awards, and $38,966 in stock options. In 2023, Wade Rivers, LLC received $161,013 in other compensation from the Company consisting of $34,617 in interest on a note and $126,396 for consulting services, of which $99,912 was stock awards.

The Company entered into a two-year employment agreement with Adam Cox, COO, effective September 16, 2023. The agreement provides for an initial term, commencing on the effective date and ending on September 15, 2025, and continuing a year-to-year basis thereafter unless terminated by either party on not less than 60 days’ notice given prior to the expiration of the initial term or any on-year extension. For his services to the Company during the term of the agreement, Mr. Cox receives $225,000 per year.

As of December 31, 2024 and 2023, Mr. Cox received issuance of shares of restricted Company stock in the amount of 9,000 and 28,842 shares, respectively.

The Company entered into a two-year employment agreement with Jared Barrera, CFO, effective September 16, 2023. The agreement provides for an initial term, commencing on the effective date and ending on September 15, 2025, and continuing a year-to-year basis thereafter unless terminated by either party on not less than 60 days’ notice given prior to the expiration of the initial term or any on-year extension. For his services to the Company during the term of the agreement, Mr. Barrera receives and annual salary of $215,000 per year.

As of December 31, 2024 and 2023 Mr. Barrera received issuance of shares of restricted Company stock in the amount of 5,842 shares and 0 shares, respectively.

The Company has entered into other employment agreements with several of its non-executive employees. Some of these agreements require the annual issuance of restricted common stock shares or options as part of the compensation.

Outstanding Equity Awards

The following table sets forth the outstanding equity awards for our named executive officers as of the fiscal year ended December 31, 2024.

Name and Principal Position		Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
					($)
Timothy Pickett, CEO		12/31/24	3,342	-	$1.36	12/31/29
	(a)	09/30/24	1,577	3,472	$3.00	09/30/29
		09/30/24	871	1,916	$3.00	09/30/29
		09/30/24	10,000	-	$5.50	09/30/29
	(a)	07/31/24	10,562	15,438	$1.90	07/31/29
		07/31/24	12,187	17,813	$1.90	07/31/29
		01/02/24	215	-	$5.50	01/02/29
Adam Cox, COO		09/30/24	3,219	7,080	$3.00	09/30/34
		09/30/24	5,790	-	$5.50	09/30/34
		01/02/24	215	-	$5.50	01/02/34
Jared Barrera, CFO		09/30/24	2,289	5,035	$3.00	09/30/34
		09/30/24	5,608	-	$5.50	09/30/34
		07/31/24	5,000	-	$1.72	07/31/34
		01/02/24	215	-	$5.50	01/02/34

(a)	Stock options were issued to Wade Rivers, LLC, an entity that is beneficially owned by The Wade Rivers Trust, for which Mr. Pickett serves as an investment trustee with his spouse.

Director Compensation

Our directors play a critical role in guiding our strategic direction and overseeing the management of our Company. Ongoing developments in corporate governance and financial reporting have resulted in an increased demand for such highly qualified and productive public company directors. The many responsibilities and risks and the substantial time commitment of being a director of a public company require that we provide adequate incentives for our directors’ continued performance by paying compensation commensurate with our directors’ workload. Our directors are compensated based upon their respective levels of Board participation and responsibilities, including service on Board committees. Our director compensation is overseen by the Compensation Committee, which makes recommendations to our Board on the appropriate structure for our director compensation program and the appropriate amount of compensation. Our Board is responsible for final approval of our director compensation program and the compensation paid to our directors.

Annual Cash Retainers.

No additional meeting fees were paid to our directors for Fiscal 2024.

Reimbursement. Our directors are entitled to reimbursement for their reasonable travel and lodging expenses for attending Board and Board committee meetings.

Director Compensation Table

The following table sets forth the compensation earned and paid to each member of our Board for service as a director during the fiscal year ending 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Amy Powell	$15,500	$3,903	$1,145	$-	$20,548
Christian Robinson	$10,500	$3,903	$1,145	$-	$15,548
Gary Seelhorst	$10,500	$3,903	$1,145	$-	$15,548

(1) These amounts represent the grant date fair value of time-based restricted stock unit awards granted by the Board, determined in accordance with FASB ASC Topic 718. All awards are amortized over the vesting life of the award. For the assumptions used in our valuations, see “Note 10 – Stockholders’ Equity” of our notes to financial statements in this Annual Report on Form 10-K.

Change-in-Control Agreements

None.

Incentive Stock Plan

On October 10, 2022, the Company’s shareholders and Board approved the Incentive Stock Plan (the “Plan”). To date, 144,210 stock options have been granted under the Plan.

Indemnification

The Company shall indemnify any and all of its directors, officers, former directors, former officers and any person who may have served at its request as a director or officer of another company in which it owns shares or of which it is a creditor, who were or are made a party or are threatened to be made a party to or are involved in, any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, arbitrative or investigative (each a “Proceeding”), or any appeal in such a Proceeding or any inquiry or investigation that could lead to such a Proceeding, against any and all liabilities, damages, reasonable and documented expenses (including reasonably incurred and substantiated attorneys’ fees), financial effects of judgments, fines, penalties (including excise and similar taxes and punitive damages) and amounts paid in settlement in connection with such Proceeding by any of them. Such indemnification shall not be deemed exclusive of any other rights to which those indemnified may be entitled otherwise.

To the extent that indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our Company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. If a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of our Company in the successful defense of any action, suit or proceeding) is asserted by any of our directors, officers or controlling persons in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of that issue.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of March 27, 2025, the number of shares of Common Stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock; (ii) each of our named executive officers and directors of our Company; and (iii) all of our named executive officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership’ concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 6,050,148 shares of our Common Stock issued as of March 27, 2025. Except as disclosed herein, we do not have any outstanding options, or other securities exercisable for or convertible into shares of our Common Stock. Unless otherwise indicated, the address of each person listed is c/o Kindly MD, Inc., 5097 S 900 E, Suite 100, Salt Lake City, UT 84117.

To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Name of Beneficial Owner	Beneficially Owned		Percent of Class
Directors and Named Executive Officers
Tim Pickett	2,956,998	(1)	48.87%
Adam Cox	72,834		1.2%
Jared Barrera	15,842		0.26%*
Amy Powell	3,276		0.05%*
Christian Robinson	3,276		0.05%*
Gary Seelhorst	3,276		0.05%*

All current named executive officers and directors as a group (6 persons)	3,055,502		50.5%

5% or Greater Stockholders:
Wade Rivers LLC (1)	2,886,744		47.71%
Gus Doodle LLC	350,000		5.78%
Sally Alicia LLC	350,000		5.78%

*	Represents beneficial ownership of less than 1%
(1)	Tim Pickett and his spouse serve as the co-investment trustees of The Wade Rivers Trust (the Trust), which is the sole Member of Wade Rivers, LLC.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

SEC rules require us to disclose any transaction since the beginning of our last fiscal year and for the two fiscal years preceding our last fiscal year, or any currently proposed transaction in which we are a participant in which the amount involved exceeded or will exceed $120,000 and in which any related person has or will have a direct or indirect material interest. A related person is any executive officer, director, nominee for director, or holder of 5% or more of our Common Stock, or an immediate family member of any of those persons.

The Company has transactions with related parties, including officers, directors, and their affiliates. The transactions are conducted in the ordinary course of business and are generally on terms no less favorable than those available to unrelated third parties.

On April 15, 2023, the Company entered into a long-term unsecured note payable with Wade Rivers, LLC, an entity that is beneficially owned by The Wade Rivers Trust, for which Mr. Pickett and his spouse serve as trustees, for $332,545. This transaction extinguished the existing note payable with a balance of $82,545 and provided the Company with an additional $250,000 in operating capital. The note carried an interest rate of 14.9% per annum, with a maturity date of December 22, 2024. On September 7, 2023, the note was amended to include an additional $17,000; no other terms were modified. On December 31, 2023, the note was fully forgiven by Wade Rivers, LLC, resulting in an increase of $300,000 to additional paid-in capital.

The Company reimburses officers and directors for reasonable and necessary expenses incurred in the course of performing their duties for the Company. The Company also provides certain officers and directors with health insurance, retirement benefits, and other fringe benefits.

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged Sadler Gibb & Associates, PLLC (“Sadler Gibb”) as our independent registered public accounting firm on June 27, 2022. The audit fees for December 31, 2024, and December 31, 2023, were approximately $93,311 and $64,497, respectively.

Audit-Related Fees

The aggregate fees billed in the last fiscal year for assurance and related services by Sadler Gibb that are reasonably related to the performance of the audit are reported under Audit Fees above. All other Audit-related fees were performed by other independent parties.

Tax Fees

Sadler Gibb did not charge us any tax fees for the years ended December 31, 2024, and 2023.

All Other Fees

Sadler Gibb has not billed any other fees except as described herein.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Exhibit Number	Description

1.1	Underwriting Agreement dated May 31, 2024 by and between the Registrant and WallachBeth Capital, LLC (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on June 5, 2024)
3.1	Certificate of Organization of Utah Therapeutic Health Center, PLLC (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on May 9, 2024)
3.2	Certificate of Conversion to Utah Therapeutic Health Center, LLC (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on May 9, 2024)
3.3	Certificate of Conversion to Kindly MD, Inc. (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed on May 9, 2024)
3.4	Amended and Restated Articles of Incorporation of Kindly MD, Inc. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 filed on May 9, 2024)
3.5	Bylaws (incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-1 filed on May 9, 2024)
3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-1 filed on May 9, 2024
4.1*	Description of Securities
10.1	Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed on May 9, 2024)
10.2+	Employment Agreement by and between the Company and Timothy Pickett dated May 1, 2022 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 filed on May 9, 2024)
10.3+	Consulting Agreement by and between the Company and Wade Rivers, LLC dated January 1, 2021 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 filed on May 9, 2024)
10.4+	Employment Agreement by and between the Company and Adam Cox dated May 1, 2022 (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 filed on May 9, 2024)
10.5+	Compensation Agreement by and between the Company and Jared Barrera dated September 28, 2022 (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 filed on May 9, 2024)
10.6	Form of Business Associate Agreement (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 filed on May 9, 2024)
10.7	Securities Purchase Agreement and Note dated December 28, 2023 issued by the Registrant to Steel Anderson (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 filed on May 9, 2024)
10.8	Securities Purchase Agreement and Note dated December 28, 2023 issued by the Registrant to Abdullah Rasool (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 filed on May 9, 2024)
10.9	Securities Purchase Agreement and Note dated December 28, 2023 issued by the Registrant to Brianna Moylan (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 filed on May 9, 2024)
10.10	Securities Purchase Agreement and Note dated December 28, 2023 issued by the Registrant to Jacob Dorfman (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 filed on May 9, 2024)
10.11	Securities Purchase Agreement and Note dated January 24, 2024 issued by the Registrant to Nowell Sheinwald (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 filed on May 9, 2024)
10.12	Loan Agreement dated December 26, 2023 between the Registrant and Square Financial Services, Inc. and Bloc, Inc. (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 filed on May 9, 2024)
10.13+	Independent Director Agreement dated May 24, 2024 by and between the Registrant and Amy Powell (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 31, 2024)
10.14+	Independent Director Agreement dated May 24, 2024 by and between the Registrant and Christian Robinson (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 31, 2024)
10.15+	Independent Director Agreement dated May 24, 2024 by and between the Registrant and Gary Seelhorst (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 31, 2024)
10.16+	Indemnification Agreement dated May 31, 2024 by and between the Registrant and Amy Powell (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 31, 2024)
10.17+	Indemnification Agreement dated May 31, 2024 by and between the Registrant and Christian Robinson (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on May 31, 2024)
10.18+	Indemnification Agreement dated May 31, 2024 by and between the Registrant and Gary Seelhorst (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on May 31, 2024)
10.19	Warrant Agent Agreement dated June 3, 2024 by and between the Registrant and VStock Transfer, LLC (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on June 5, 2024)
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith.

+ Indicates a management contract or any compensatory plan, contract or arrangement.

# Certain schedules to this exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5). The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Tim Pickett
Tim Pickett
Principal Executive Officer Principal Financial and Accounting Officer

By:	/s/ Jared Barrera
Jared Barrera
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tim Pickett	Chief Executive Officer and Director	March 28, 2025
Tim Pickett	(Principal Executive Officer)

/s/ Adam Cox	Chief Operating Officer and Director	March 28, 2025
Adam Cox

/s/ Amy Powell	Independent Director	March 28, 2025
Amy Powell

/s/ Christian Robinson	Independent Director	March 28, 2025
Christian Robinson

/s/ Gary Seelhorst	Independent Director	March 28, 2025
Gary Seelhorst

