Form 10-K/A
period 2024-12-31
Kindly MD, Inc.
filed 2025-04-17
CIK 1946573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________________________

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

☐ Yes ☒ No

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

DOCUMENTS INCORPORATED BY REFERENCE

The Annual Report on Form 10-K filed by Kindly MD, Inc., filed with the United States Securities and Exchange Commission on March 28, 2025, is hereby incorporated by reference in its entirety (including into Parts I, II, and III).

EXPLANATORY NOTE

Kindly MD, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2024, solely to file the Company’s Clawback Policy adopted by the Company’s Board of Directors on or about April 16, 2025, as Exhibit 97.1, and update the Exhibit Index. No other changes have been made to the Company’s Annual Report on Form 10-K that was originally filed with the United States Securities and Exchange Commission on April 14, 2025 (the “Original 10-K”), and the Original 10-K is incorporated by reference herein.

Item 15. Exhibits, Financial Statement Schedules.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

KINDLY MD, INC.

By:	/s/ Timothy Pickett
Timothy Pickett
Chief Executive Officer

Date: April 17, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

/s/ Timothy Pickett		Chief Executive Officer and Director
By:	Timothy Pickett	(principal executive officer)
Date:	April 17, 2025

/s/ Jared Barrera		Chief Financial Officer
By:	Jared Barrera	(principal financial and accounting officer)
Date:	April 17, 2025

/s/ Adam Cox		Director
By:	Adam Cox
Date:	April 17, 2025

/s/ Amy Powell		Director
By:	Amy Powell
Date:	April 17, 2025

/s/ Christian Robinson		Director
By:	Christian Robinson
Date:	April 17, 2025

/s/ Gary Seelhorst		Director
By:	Christian Robinson
Date:	April 17, 2025

EXHIBIT INDEX

Exhibit Number	Description

1.1	Underwriting Agreement dated May 31, 2024 by and between the Registrant and WallachBeth Capital, LLC (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on June 5, 2024)
3.1	Certificate of Organization of Utah Therapeutic Health Center, PLLC (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on May 9, 2024)
3.2	Certificate of Conversion to Utah Therapeutic Health Center, LLC (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on May 9, 2024)
3.3	Certificate of Conversion to Kindly MD, Inc. (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed on May 9, 2024)
3.4	Amended and Restated Articles of Incorporation of Kindly MD, Inc. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 filed on May 9, 2024)
3.5	Bylaws (incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-1 filed on May 9, 2024)
3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-1 filed on May 9, 2024
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on 10-K filed on March 28, 2025)
10.1	Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed on May 9, 2024)
10.2+	Employment Agreement by and between the Company and Timothy Pickett dated May 1, 2022 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 filed on May 9, 2024)
10.3+	Consulting Agreement by and between the Company and Wade Rivers, LLC dated January 1, 2021 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 filed on May 9, 2024)
10.4+	Employment Agreement by and between the Company and Adam Cox dated May 1, 2022 (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 filed on May 9, 2024)
10.5+	Compensation Agreement by and between the Company and Jared Barrera dated September 28, 2022 (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 filed on May 9, 2024)
10.6	Form of Business Associate Agreement (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 filed on May 9, 2024)
10.7	Securities Purchase Agreement and Note dated December 28, 2023 issued by the Registrant to Steel Anderson (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 filed on May 9, 2024)
10.8	Securities Purchase Agreement and Note dated December 28, 2023 issued by the Registrant to Abdullah Rasool (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 filed on May 9, 2024)
10.9	Securities Purchase Agreement and Note dated December 28, 2023 issued by the Registrant to Brianna Moylan (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 filed on May 9, 2024)
10.10	Securities Purchase Agreement and Note dated December 28, 2023 issued by the Registrant to Jacob Dorfman (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 filed on May 9, 2024)
10.11	Securities Purchase Agreement and Note dated January 24, 2024 issued by the Registrant to Nowell Sheinwald (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 filed on May 9, 2024)
10.12	Loan Agreement dated December 26, 2023 between the Registrant and Square Financial Services, Inc. and Bloc, Inc. (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 filed on May 9, 2024)

10.13+	Independent Director Agreement dated May 24, 2024 by and between the Registrant and Amy Powell (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 31, 2024)
10.14+	Independent Director Agreement dated May 24, 2024 by and between the Registrant and Christian Robinson (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 31, 2024)
10.15+	Independent Director Agreement dated May 24, 2024 by and between the Registrant and Gary Seelhorst (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 31, 2024)
10.16+	Indemnification Agreement dated May 31, 2024 by and between the Registrant and Amy Powell (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 31, 2024)
10.17+	Indemnification Agreement dated May 31, 2024 by and between the Registrant and Christian Robinson (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on May 31, 2024)
10.18+	Indemnification Agreement dated May 31, 2024 by and between the Registrant and Gary Seelhorst (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on May 31, 2024)
10.19	Warrant Agent Agreement dated June 3, 2024 by and between the Registrant and VStock Transfer, LLC (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on June 5, 2024)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on 10-K filed on March 28, 2025)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on 10-K filed on March 28, 2025)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith.

+ Indicates a management contract or any compensatory plan, contract or arrangement.