Form 10-Q
period 2025-03-31
Kindly MD, Inc.
filed 2025-05-08
CIK 1946573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2025

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

The number of shares of the registrant’s common stock outstanding as of May 8, 2025 was 6,022,148.

KINDLY MD, INC.

2025 QUARTERLY REPORT ON FORM 10-Q

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINDLY MD, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

KINDLY MD, INC.

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,140,574	$2,273,624
Accounts receivable, net	13,614	36,850
Inventories, net	1,595	4,300
Prepaid expenses and other current assets	138,836	190,878
Total Current Assets	1,294,619	2,505,652

Property and equipment, net	105,184	122,955
Capitalized software	561,786	388,338
Operating lease right-of-use assets	582,606	641,651
Security deposits	19,396	19,396
TOTAL ASSETS	$2,563,591	$3,677,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$366,348	$323,725
Customer deposits	1,800	2,275
Current portion of operating lease liabilities	131,253	138,743
Current portion of finance lease liabilities	2,040	2,030
Current portion of notes payable, net	60,968	139,277
Total Current Liabilities	562,409	606,050

Operating lease liabilities, net of current portion	465,031	496,017
Finance lease liabilities, net of current portion	7,101	7,615
TOTAL LIABILITIES	1,034,541	1,109,682

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 6,050,148 shares issued as of March 31, 2025 and December 31, 2024, and 6,022,148 and 6,029,648 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	6,050	6,050
Treasury stock, at cost; 28,000 and 20,500 shares as of March 31, 2025 and December 31, 2024, respectively	(31,702)	(22,145)
Additional paid-in capital	10,368,414	10,360,106
Accumulated deficit	(8,813,712)	(7,775,701)
TOTAL STOCKHOLDERS’ EQUITY	1,529,050	2,568,310

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,563,591	$3,677,992

The accompanying notes are an integral part of these condensed financial statements.

KINDLY MD, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Net Revenues	$579,655	$829,029

Operating Expenses
Cost of revenues	7,914	7,744
Salaries and wages	1,003,177	707,966
General and administrative	592,437	290,128
Research and development	97	35,417
Depreciation	17,771	24,901
Total Operating Expenses	1,621,396	1,066,156

LOSS FROM OPERATIONS	(1,041,741)	(237,127)

Other Income (Expense)
Other income	10,060	12,040
Interest expense	(6,330)	(57,239)
Total Other Income (Expense)	3,730	(45,199)

NET LOSS BEFORE INCOME TAXES	(1,038,011)	(282,326)
Provision for income taxes	-	-
NET LOSS	$(1,038,011)	$(282,326)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.17)	$(0.06)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	6,024,980	4,617,798

The accompanying notes are an integral part of these condensed financial statements.

KINDLY MD, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Treasury	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at December 31, 2024	6,029,648	$6,050	$(22,145)	$10,360,106	$(7,775,701)	$2,568,310

Stock-based compensation	-	-	-	8,308	-	8,308
Treasury stock repurchased	(7,500)	-	(9,557)	-	-	(9,557)
Net loss	-	-	-	-	(1,038,011)	(1,038,011)
Balance at March 31, 2025	6,022,148	$6,050	$(31,702)	$10,368,414	$(8,813,712)	$1,529,050

	Common Stock		Treasury	Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Stock	Capital	Deficit	(Deficit)
Balance at December 31, 2023	4,617,798	$4,618	$-	$4,045,024	$(4,518,054)	$(108,412)

Stock-based compensation	-	-	-	7,616	-	7,616
Net loss	-	-	-	-	(282,326)	(282,326)
Balance at March 31, 2024	4,617,798	$4,618	$-	$4,052,640	$(4,440,380)	$(383,122)

The accompanying notes are an integral part of these condensed financial statements.

KINDLY MD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,038,011)	$(282,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,308	7,616
Depreciation expense	17,771	24,901
Bad debt expense	6,448	-
Amortization of debt discounts	6,149	47,358
Amortization of right-of-use assets	59,045	25,259
Changes in operating assets and liabilities:
Accounts receivable	11,788	20,447
Inventories	2,705	7,330
Prepaid expenses and other current assets	52,042	(4,985)
Accounts payable and accrued expenses	47,623	(32,082)
Customer deposits	(475)	(381)
Operating lease liabilities	(38,476)	(26,576)
Net cash used in operating activities	(865,083)	(213,439)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(11,182)
Capitalized software additions	(173,448)	-
Net cash used in investing activities	(173,448)	(11,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of notes payable	-	45,000
Repurchase of treasury stock	(9,557)	-
Repayments of notes payable	(84,458)	(58,496)
Repayments of finance lease liabilities	(504)	-
Net cash used in financing activities	(94,519)	(13,496)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,133,050)	(238,117)

CASH AND CASH EQUIVALENTS
Beginning of the period	2,273,624	525,800
End of the period	$1,140,574	$287,383

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$47	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discounts on notes payable	$-	$10,556
Fair value of derivative liabilities recognized upon issuance of notes payable	$-	$38,000

The accompanying notes are an integral part of these condensed financial statements.

KINDLY MD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 1— BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed financial statements of Kindly MD, Inc. (the “Company,” “Kindly MD,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2024 balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. The interim unaudited condensed financial statements should be read in conjunction with those financial statements included in the Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2025. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Reclassifications

Certain reclassifications within operating expenses have been made to the prior period’s financial statements to conform to the current period financial statement presentation. There is no impact in total to the results of operations and cash flows in all periods presented.

Recently Adopted Accounting Pronouncements

In August 2023, the FASB issued ASU 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted for joint ventures formed before the effective date. The adoption of ASU 2023-05 did not have a material impact on the Company’s interim unaudited condensed financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its financial statements.

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

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its interim unaudited condensed financial statements.

NOTE 2—DISAGGREGATION OF REVENUES

The Company’s revenues are disaggregated based on revenue type, including (i) patient care services related to medical evaluation and treatment, (ii) product retail sales, and (iii) service affiliate agreements.

The Company’s net revenues for the three months ended March 31, 2025 and 2024 are disaggregated as follows:

	For the Three Months Ended March 31,
	2025	2024
Patient care services	$570,936	$785,843
Product retail sales	823	43,186
Service affiliate agreements	7,896	-
Total net revenues	$579,655	$829,029

The Company earned $85,273 in reimbursements from insurance payers during the three months ended March 31, 2025, a 145.6% increase from the $34,772 in reimbursements from insurance payers earned during the three months ended March 31, 2024.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Leasehold improvements	$127,489	$127,489
Furniture	70,070	70,070
Computer software and equipment	94,996	94,996
Medical equipment	10,976	10,976
Total property and equipment	303,531	303,531
Less accumulated depreciation	(198,347)	(180,576)
Total property and equipment, net	$105,184	$122,955

Depreciation expense for the three months ended March 31, 2025 and 2024, was $17,771 and $24,901, respectively.

NOTE 4—CAPITALIZED SOFTWARE

Capitalized software consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
EDM software	$561,786	$388,338
Total capitalized software	561,786	388,338
Less accumulated amortization	-	-
Total capitalized software, net	$561,786	$388,338

Capitalized costs for in-process internal-use software development primarily consist of direct and contracted labor and related expenses for developing internal systems and tools, and cloud-based solutions, including the Company’s Enterprise Data Management (“EDM”) system. These costs are not amortized until it is available for its intended use.

NOTE 5—LEASES

Operating Leases

The following was included in the condensed balance sheets at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$582,606	$641,651

Operating lease liabilities, current portion	131,253	138,743
Operating lease liabilities, long-term	465,031	496,017
Total operating lease liabilities	$596,284	$634,760

Weighted-average remaining lease term (years)	5.7	5.8
Weighted-average discount rate	8.8%	9.0%

The components of lease expense consisted of the following for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Operating lease expense	$52,356	$34,642
Variable lease expense	3,472	647
Total lease expense	$55,828	$35,289

Cash payments included in the measurement of operating lease liabilities were $52,326 and $35,961 for the three months ended March 31, 2025 and 2024, respectively.

Estimated future minimum payments of operating leases for the next five years consists of the following as of March 31, 2025:

Year Ending December 31,	Amount
2025 (remaining)	$142,813
2026	164,150
2027	86,366
2028	87,444
2029	83,886
Thereafter	175,400
Total	740,059
Less: imputed interest	(143,775)
Total operating lease liabilities	$596,284

Finance Leases

The following was included in the condensed balance sheets at March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
Leased equipment (property and equipment)	$10,976	$10,976
Less: accumulated depreciation	(2,195)	(1,646)
Total leased equipment, net	$8,781	$9,330

Finance lease liabilities, current portion	2,040	2,030
Finance lease liabilities, long-term	7,101	7,615
Total finance lease liabilities	$9,141	$9,645

Weighted-average remaining lease term (years)	4.3	4.6
Weighted-average discount rate	2.0%	2.0%

Estimated future minimum payments of finance leases for the next five years consists of the following as of March 31, 2025:

Year Ending December 31,	Amount
2025 (remaining)	$1,653
2026	2,204
2027	2,204
2028	2,204
2029	1,285
Total	9,550
Less: amount representing interest	(409)
Total finance lease liabilities	$9,141

NOTE 6—NOTES PAYABLE

Estimated future minimum principal payments of notes payable for the next five years consists of the following as of March 31, 2025:

Year Ending December 31,	Amount
2025 (remaining)	$64,370
Total payments	64,370
Less debt discount	(3,402)
Total notes payable, net	$60,968

NOTE 7—STOCKHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2025 and December 31, 2024, the Company was authorized to issue 10,000,000 preferred shares. As of March 31, 2025 and December 31, 2024, the Company had no preferred shares issued and outstanding.

Common Stock

As of March 31, 2025 and December 31, 2024, the Company was authorized to issue 100,000,000 common shares. As of March 31, 2025 and December 31, 2024, the Company had 6,050,148 common shares issued. As of March 31, 2025 and December 31, 2024, the Company had 6,022,148 and 6,029,648 common shares outstanding, respectively.

 Potential Common Stock Equivalents

As of March 31, 2025, there were 2,862,745 potential common share equivalents from stock options and warrants excluded from the diluted loss per share calculations as their effect is anti-dilutive.

Treasury Stock

During the three months ended March 31, 2025, the Company repurchased 7,500 shares in treasury at a cost of $9,557. As of March 31, 2025, the Company held 28,000 shares in treasury at a total cost of $31,702.

Stock Options

Below is a table summarizing the changes in stock options outstanding during the three months ended March 31, 2025:

	Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2024	144,210	$3.11
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2025	144,210	$3.11
Exercisable at March 31, 2025	100,296	$3.46

Stock-based compensation expense of $8,308 and $7,616 was recorded during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the remaining unrecognized compensation cost related to non-vested options is $50,483.

As of March 31, 2025, the outstanding stock options have a weighted-average remaining contractual life of 6.48 years and a total intrinsic value of $2,365.

Warrants

Below is a table summarizing the changes in warrants outstanding during the three months ended March 31, 2025:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2024	2,718,535	$6.33
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2025	2,718,535	$6.33
Exercisable at March 31, 2025	2,718,535	$6.33

As of March 31, 2025, the outstanding warrants have a weighted-average remaining contractual life of 4.18 years and a total intrinsic value of $0.

NOTE 8—SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing and has determined that there are no material subsequent events that require disclosure.

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

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. The forward-looking statements in this report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. In some cases, you can identify these forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms or other similar expressions, although not all forward-looking statements contain those words. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements include, but are not limited to, statements concerning the following:

●	Our ability to raise capital is necessary to sustain our anticipated operations and implement our business plan,
●	Our ability to implement our business plan,
●	Our ability to generate sufficient cash to survive,
●	The degree and nature of our competition,
●	The lack of diversification of our business plan,
●	The general volatility of the capital markets and the establishment of a market for our shares, and
●	Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police, and military activities overseas and other disruptive worldwide political and economic events and environmental weather conditions.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 28, 2025. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Kindly MD’s unique value proposition is to provide a patient-focused healthcare experience that integrates traditional medical evaluation and management with mental health integration and compliant alternative medicine education and inclusion. We focus on creating personalized care plans for each individual that get people back to work and life faster, reduce opioid use, and have high patient satisfaction. Kindly MD believes these methods to be superior in managing the root cause of symptoms and improving health outcomes faster. The company’s competitive advantage lies in its integrated approach to health care services combined with a deep commitment to capturing and utilizing patient data to drive informed, evidence-based care decisions to achieve better health outcomes.

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

Recent Developments

[Currently no reportable recent developments to report, to update closer to filing]

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table sets forth key components of our results of operations during the three months ended March 31, 2025 and 2024, both in dollars and as a percentage of our revenues:

	For the Three Months Ended March 31,
	2025		2024
	Amount	% of Revenues	Amount	% of Revenues

Net Revenues	$579,655	100.0%	$829,029	100.0%

Operating Expenses
Cost of revenues	7,914	1.4%	7,744	0.9%
Salaries and wages	1,003,177	173.1%	707,966	85.4%
General and administrative	592,437	102.2%	290,128	35.0%
Research and development	97	0.0%	35,417	4.3%
Depreciation	17,771	3.1%	24,901	3.0%
Total Operating Expenses	1,621,396	279.7%	1,066,156	128.6%

Loss from Operations	(1,041,741)	(179.7)%	(237,127)	(28.6)%

Other Income (Expense)
Other income	10,060	1.7%	12,040	1.5%
Interest expense	(6,330)	(1.1)%	(57,239)	(6.9)%
Total Other Income (Expense)	3,730	0.6%	(45,199)	(5.5)%

Net Loss before Income Taxes	(1,038,011)	(179.1)%	(282,326)	(34.1)%
Provision for income taxes	-	-	-	-
Net Loss	$(1,038,011)	(179.1)%	$(282,326)	(34.1)%

Revenues

The Company earned $85,273 in reimbursements from insurance payers during the three months ended March 31, 2025, representing a 145.6% increase compared to the $34,722 earned during the three months ended March 31, 2024.

Revenues decreased by $249,374, or 30.1%, to $579,655 for the three months ended March 31, 2025, from $829,029 for the three months ended March 31, 2024. The decrease in revenues is primarily attributed to a decrease in cash-pay patient care services. Kindly MD continues increase our medical services and shift toward insurance billing with commercial and governmental payers including Medicare, Medicaid, Select Health, Blue Cross Blue Shield, Cigna, and other commercial payers as we expand our service line.

Operating Expenses

Operating expenses increased by $555,240, or 52.1%, to $1,621,396 for the three months ended March 31, 2025, from $1,066,156 for the three months ended March 31, 2024. The increase in operating expenses is primarily attributable to the following:

1.	Salaries and wages increased by $295,211, or 41.7%, to $1,003,177 for the three months ended March 31, 2025, from $707,966 for the three months ended March 31, 2024. The increase in salaries and wages is primarily attributed to additional staffing labor as we expand our operations in medical services, additional support as a public company, and increased labor for marketing awareness as Kindly MD shifts to insurance billing with commercial and governmental payers.
2.	General and administrative expenses increased by $302,309, or 104.2%, to $592,437 for the three months ended March 31, 2025, from $290,128 for the three months ended March 31, 2024. The increase in general and administrative expenses is primarily attributed to increased professional fees such as legal and public relations, insurance for directors and officers as a publicly traded company and marketing and advertising.

Other Income (Expense)

Net other income increased by $48,929, or 108.3%, to $3,730 for the three months ended March 31, 2025, from net other expense of $45,199 for the three months ended March 31, 2024. The increase in net other income is primarily attributable to the following:

1.	Other income decreased by $1,980, or 16.4%, to $10,060 for the three months ended March 31, 2025, from $12,040 for the three months ended March 31, 2024. This decrease is primarily attributable to marketing education income and participation declined during the period.
2.	Interest expense decreased by $50,909, or 88.9%, to $6,330 for the three months ended March 31, 2025 from $57,239 for the three months ended March 31, 2024. This decrease in interest expense is primarily attributed to a reduction of notes payable and amortization of debt discounts.

Net Loss

As a result of the cumulative effect of the factors described above, our net loss was $1,038,011 for the three months ended March 31, 2025, compared to a net loss of $282,326 for the three months ended March 31, 2024.

Net loss per share increased by $0.11, or 183.3%, to $(0.17) for the three months ended March 31, 2025, compared to $(0.06) for the three months ended March 31, 2024. Kindly MD management strives to look for opportunities to optimize revenue by increasing sales, improving margins, and controlling ongoing operating expenses.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $1,140,574 and total working capital of $732,210. For the three months ended March 31, 2025, the Company incurred an operating loss of $1,041,741 and used cash flows in operating activities of $865,083.

To date, we have financed our operations primarily through revenues generated from operations and cash proceeds from financing activities. On June 3, 2024, we completed an IPO through the issuance of common stock and warrants for total net proceeds of $5.86 million. The IPO provided us with liquidity and cash reserves to meet our obligations for at least the 12-month period following the date of this report, and to assist us in implementing our strategic operational business plans to create sustained cash flow generation thereafter. Management acknowledges the decrease in working capital and is focused on increasing cash reserves and liquidity in the near term through strategic transactions.

Summary of Cash Flow

The following table sets forth key components of our results of cash flow activities during the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(865,083)	$(213,439)
Net cash used in investing activities	(173,448)	(11,182)
Net cash used in financing activities	(94,519)	(13,496)
Net change in cash and cash equivalents	(1,133,050)	(238,117)
Cash and cash equivalents at the beginning of period	2,273,624	525,500
Cash and cash equivalents at the end of period	$1,140,574	$287,383

Net cash used in operating activities was $865,083 for the three months ended March 31, 2025, as compared to $213,439 for the three months ended March 31, 2024. The increase in net cash used in operating activities was primarily a result of an increased net loss, accounts payable and accrued expenses compensation, and prepaid expenses during the period.

Net cash used in investing activities was $173,448 for the three months ended March 31, 2025, as compared to $11,182 for the three months ended March 31, 2024. The increase in cash used in investing activities is primarily attributed to EDM software capitalized during the period.

Net cash used in financing activities was $94,519 for the three months ended March 31, 2025, as compared to $13,496 for the three months ended March 31, 2024. The increase in net cash provided by financing activities is primarily attributed to the repayments of notes payable, repurchases of treasury stock, offset by funds received from the issuance of notes payable during the prior period.

As a result of these cash flow activities, our net cash decreased by $1,133,050, or 49.8%, from $2,273,624 as of December 31, 2024, to $1,140,547 as of March 31, 2025.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 28, 2025.

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

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, readers should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 28, 2025, before making an investment decision. Our business, financial condition, and results of operations can be affected by any of these factors, whether they are currently known or unknown, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the three months ended March 31, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 15, 2024, the members of the Board of Directors of the Company approved the adoption of a Stock Repurchase Program through which the Company may purchase up to $500,000 worth of shares of its common stock from time to time, as market conditions warrant. The Company’s repurchases may be made in the open market, in privately negotiated transactions, pursuant to a Rule 10b5-1 trading plan or otherwise in accordance with applicable securities laws and other requirements. The amount and timing of any repurchases will be determined at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. The share repurchase program has no time limit, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be amended, suspended or discontinued at any time. To date, we have repurchased a total of 20,500 shares of our common stock, all during 2024. As of the May 8, 2025 the Company purchased 7,500 shares of common stock and retired 28,000 shares of common stock in Treasury in 2025.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2025 - March 31, 2025	7,500	$1.27	28,000	$490,443

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 6, 2025, the Company entered into the First Addendum to Warrant Agent Agreement with VStock Transfer, LLC (the “Warrant Agent”) through which it modified a sentence in Section 3.3.7(b) of the Warrant Agent Agreement to clarify an ambiguity in the language and to match the language included in the warrants for which the Warrant Agent serves as agent. The addendum confirms that the warrants shall be exercised for cash if an effective registration statement is in place.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
3.1	Certificate of Organization of Utah Therapeutic Health Center, PLLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on September 20, 2023).
3.2	Certificate of Conversion to Utah Therapeutic Health Center, LLC (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on September 20, 2023).
3.3	Certificate of Conversion to Kindly MD, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed on September 20, 2023).
3.4	Amended and Restated Articles of Incorporation of Kindly MD, Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on September 20, 2023).
3.5	Bylaws (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed on September 20, 2023).
3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1 filed on September 20, 2023).
10.1	Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on September 20, 2023).
10.2+	Employment Agreement by and between the Company and Timothy Pickett dated May 1, 2022 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on September 20, 2023).
10.3+	Consulting Agreement by and between the Company and Wade Rivers, LLC dated January 1, 2021 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed on September 20, 2023).
10.4+	Employment Agreement by and between the Company and Adam Cox dated May 1, 2022 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on September 20, 2023).
10.5+	Compensation Agreement by and between the Company and Jared Barrera dated September 28, 2022 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed on September 20, 2023).
10.6	Securities Purchase Agreement and Note dated December 28, 2023, issued by the Registrant to Steel Anderson (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A filed on March 12, 2024).
10.7	Securities Purchase Agreement and Note dated December 28, 2023, issued by the Registrant to Abdullah Rasool (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A filed on March 12, 2024).
10.8	Securities Purchase Agreement and Note dated December 28, 2023, issued by the Registrant to Brianna Moylan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/A filed on March 12, 2024).
10.9	Securities Purchase Agreement and Note dated December 28, 2023, issued by the Registrant to Jacob Dorfman (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1/A filed on March 12, 2024).
10.10	Securities Purchase Agreement and Note dated January 24, 2024, issued by the Registrant to Nowell Sheinwald (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1/A filed on March 12, 2024).
10.11	Loan Agreement dated December 26, 2023, between the Registrant and Square Financial Services, Inc. and Block Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1/A filed on May 9, 2024).
10.12	Loan Agreement dated December 26, 2023 between the Registrant and Square Financial Services, Inc. and Bloc, Inc. (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 filed on May 9, 2024)
10.13+	Independent Director Agreement dated May 24, 2024 by and between the Registrant and Amy Powell (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 31, 2024)
10.14+	Independent Director Agreement dated May 24, 2024 by and between the Registrant and Christian Robinson (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 31, 2024)
10.15+	Independent Director Agreement dated May 24, 2024 by and between the Registrant and Gary Seelhorst (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 31, 2024)
10.16+	Indemnification Agreement dated May 31, 2024 by and between the Registrant and Amy Powell (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 31, 2024)
10.17+	Indemnification Agreement dated May 31, 2024 by and between the Registrant and Christian Robinson (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on May 31, 2024)
10.18+	Indemnification Agreement dated May 31, 2024 by and between the Registrant and Gary Seelhorst (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on May 31, 2024)
10.19	Warrant Agent Agreement dated June 3, 2024 by and between the Registrant and VStock Transfer, LLC (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on June 5, 2024)
10.20*	First Addendum to Warrant Agent Agreement dated May 6, 2025
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Executive compensation plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINDLY MD, INC.
(Registrant)

Date: May 8, 2025	By:	/s/ Tim Pickett
Tim Pickett
Chief Executive Officer

Date: May 8, 2025	By:	/s/ Jared Barrera
Jared Barrera
Chief Financial Officer

