Form 10-Q
period 2025-06-30
Kindly MD, Inc.
filed 2025-08-05
CIK 1946573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2025

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

(385) 388-8220

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NAKA	The Nasdaq Stock Market LLC

Tradeable Warrants to purchase shares of Common Stock, par value $0.001 per share	NAKAW	The Nasdaq Stock Market LLC

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

The number of shares of the registrant’s common stock outstanding as of August 4, 2025 was 7,606,339.

KINDLY MD, INC.

2025 QUARTERLY REPORT ON FORM 10-Q

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINDLY MD, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

KINDLY MD, INC.

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$6,024,604	$2,273,624
Accounts receivable, net	7,472	36,850
Inventories, net	1,078	4,300
Prepaid expenses and other current assets	339,100	190,878
Total Current Assets	6,372,254	2,505,652

Digital assets	2,250,566	-
Property and equipment, net	84,058	122,955
Capitalized software	619,861	388,338
Operating lease right-of-use assets	545,422	641,651
Security deposits	18,121	19,396
TOTAL ASSETS	$9,890,282	$3,677,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$364,201	$323,725
Customer deposits	175	2,275
Current portion of operating lease liabilities	126,040	138,743
Current portion of finance lease liabilities	-	2,030
Current portion of notes payable, net	-	139,277
Total Current Liabilities	490,416	606,050

Operating lease liabilities, net of current portion	432,978	496,017
Finance lease liabilities, net of current portion	-	7,615
TOTAL LIABILITIES	923,394	1,109,682

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 7,576,321 shares issued and outstanding as of June 30, 2025 and 6,050,148 shares issued and 6,029,648 shares outstanding as of December 31, 2024	7,576	6,050
Treasury stock, at cost; 0 and 20,500 shares as of June 30, 2025 and December 31, 2024, respectively	-	(22,145)
Additional paid-in capital	20,186,811	10,360,106
Accumulated deficit	(11,227,499)	(7,775,701)
TOTAL STOCKHOLDERS’ EQUITY	8,966,888	2,568,310

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,890,282	$3,677,992

The accompanying notes are an integral part of these condensed financial statements.

KINDLY MD, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$408,527	$639,057	$988,182	$1,468,086

Operating Expenses
Cost of revenues	7,552	61,947	15,466	69,691
Salaries and wages	1,656,288	802,287	2,659,465	1,510,253
General and administrative	1,121,482	443,969	1,713,919	734,097
Research and development	4	342,314	101	377,731
Depreciation	14,692	25,733	32,463	50,634
Total Operating Expenses	2,800,018	1,676,250	4,421,414	2,742,406

LOSS FROM OPERATIONS	(2,391,491)	(1,037,193)	(3,433,232)	(1,274,320)

Other Income (Expense)
Other income	26,825	13,828	36,885	25,868
Interest expense	(3,668)	(318,450)	(9,998)	(375,689)
Unrealized loss on digital assets	(39,019)	-	(39,019)	-
Loss on disposal of property and equipment	(6,434)	-	(6,434)	-
Loss on extinguishment of debt	-	(38,889)	-	(38,889)
Gain on change in fair value of derivative liabilities	-	61,051	-	61,051
Total Other Expense	(22,296)	(282,460)	(18,566)	(327,659)

NET LOSS BEFORE INCOME TAXES	(2,413,787)	(1,319,653)	(3,451,798)	(1,601,979)
Provision for income taxes	-	-	-	-
NET LOSS	$(2,413,787)	$(1,319,653)	$(3,451,798)	$(1,601,979)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.35)	$(0.26)	$(0.54)	$(0.33)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	6,817,584	5,009,956	6,421,263	4,813,877

The accompanying notes are an integral part of these condensed financial statements.

KINDLY MD, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Treasury	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at December 31, 2024	6,029,648	$6,050	$(22,145)	$10,360,106	$(7,775,701)	$2,568,310

Stock-based compensation	-	-	-	8,308	-	8,308
Treasury stock repurchased	(7,500)	-	(9,557)	-	-	(9,557)
Net loss	-	-	-	-	(1,038,011)	(1,038,011)
Balance at March 31, 2025	6,022,148	$6,050	$(31,702)	$10,368,414	$(8,813,712)	$1,529,050

Issuance of common stock for compensation	28,780	29	-	45,731	-	45,760
Issuance of common stock for services	14,091	14	-	22,389	-	22,403
Issuance of common stock upon exercise of warrants	1,455,990	1,456	-	9,214,964	-	9,216,420
Issuance of common stock upon cashless exercise of warrants	55,312	55	-	(55)	-	-
Stock-based compensation	-	-	-	567,042	-	567,042
Retirement of treasury stock	-	(28)	31,702	(31,674)	-	-
Net loss	-	-	-	-	(2,413,787)	(2,413,787)
Balance at June 30, 2025	7,576,321	$7,576	$-	$20,186,811	$(11,227,499)	$8,966,888

	Common Stock		Treasury	Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Stock	Capital	Deficit	(Deficit)
Balance at December 31, 2023	4,617,798	$4,618	$-	$4,045,024	$(4,158,054)	$(108,412)

Stock-based compensation	-	-	-	7,616	-	7,616
Net loss	-	-	-	-	(282,326)	(282,326)
Balance at March 31, 2024	4,617,798	$4,618	$-	$4,052,640	$(4,440,380)	$(383,122)

Issuance of common stock and warrants in connection with a public offering	1,240,910	1,241	-	5,859,409	-	5,860,650
Issuance of common stock upon settlement of notes payable in connection with a public offering	80,808	81	-	214,868	-	214,949
Stock-based compensation	-	-	-	7,884	-	7,884
Net loss	-	-	-	-	(1,319,653)	(1,319,653)
Balance at June 30, 2024	5,939,516	$5,940	$-	$10,134,801	$(5,760,033)	$4,380,708

The accompanying notes are an integral part of these condensed financial statements.

KINDLY MD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,451,798)	$(1,601,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	575,350	15,500
Issuance of common stock for compensation	45,760	-
Issuance of common stock for services	22,403	-
Depreciation expense	32,463	50,634
Bad debt expense	8,948	-
Unrealized loss on digital assets	39,019	-
Loss on disposal of property and equipment	6,434	-
Loss on extinguishment of debt	-	38,889
Gain on change in fair value of derivative liabilities	-	(61,051)
Amortization of debt discounts	9,551	357,439
Amortization of right-of-use assets	96,229	51,529
Changes in operating assets and liabilities:
Accounts receivable	20,430	22,819
Inventories	3,222	59,377
Prepaid expenses and other current assets	(148,222)	(305,430)
Security deposits	1,275	-
Accounts payable and accrued expenses	40,476	298,939
Customer deposits	(2,100)	725
Operating lease liabilities	(75,742)	(54,367)
Net cash used in operating activities	(2,776,302)	(1,126,976)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of digital assets	(2,289,585)	-
Purchases of property and equipment	-	(11,182)
Capitalized software additions	(231,523)	-
Net cash used in investing activities	(2,521,108)	(11,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of notes payable	-	45,000
Net proceeds from issuance of common stock and warrants in connection with a public offering	-	5,860,650
Proceeds from exercise of warrants	9,216,420	-
Repurchase of treasury stock	(9,557)	-
Repayments of notes payable	(148,828)	(552,655)
Repayments of finance lease liabilities	(9,645)	(331)
Net cash provided by financing activities	9,048,390	5,352,664

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,750,980	4,214,506

CASH AND CASH EQUIVALENTS
Beginning of the period	2,273,624	525,500
End of the period	$6,024,604	$4,740,006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$455	$19,089
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Retirement of treasury stock	$31,702	$-
Cashless exercise of warrants	$55	$-
Debt discounts on notes payable	$-	$10,556
Fair value of derivative liabilities recognized upon issuance of notes payable	$-	$38,000
Extinguishment of derivative liabilities upon settlement of notes payable	$-	$214,949
Financed purchases of property and equipment	$-	$10,976

The accompanying notes are an integral part of these condensed financial statements.

KINDLY MD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 1— BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed financial statements of Kindly MD, Inc. (the “Company,” “KindlyMD,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2025. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting of normal recurring accruals, have been made. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the entire year.

Digital Assets

The Company accounts for its digital assets, which currently are comprised solely of bitcoin (“BTC”), as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) Topic 350-60, “Intangibles—Goodwill and Other—Crypto Assets.” The Company has ownership of and control over its digital assets and may use third-party custodial services to secure it. The Company’s digital assets are initially recorded at cost and are subsequently remeasured on the balance sheet at fair value.

The Company determines the fair value of its digital assets on a nonrecurring basis in accordance with ASC Topic 820, “Fair Value Measurement,” based on quoted prices on the active exchange that the Company has determined is its principal market for such digital assets (Level 1 inputs). The Company determines the cost basis of digital assets using the specific identification of each unit received. Realized and unrealized gains and losses from changes in the fair value of digital assets are recognized in the statement of operations. See Note 3 for additional information.

Reclassifications

Certain reclassifications within operating expenses have been made to the prior period’s financial statements to conform to the current period financial statement presentation. There is no impact in total to the results of operations and cash flows in all periods presented.

Recently Adopted Accounting Pronouncements

In August 2023, the FASB issued ASU 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025. The Company adopted ASU 2023-05 on January 1, 2025. The adoption of ASU 2023-05 did not have a material impact on the Company’s interim unaudited condensed financial statements.

In December 2023, the FASB issued ASU 2023-08, “Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets,” which requires certain crypto assets to be measured at fair value in the statement of operations, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. ASU 2023-08 is effective for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. The Company adopted ASU 2023-08 on January 1, 2025. The adoption of ASU 2023-08 did not have a material impact on the Company’s interim unaudited condensed financial statements.

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

The Company’s net revenues for the three and six months ended June 30, 2025 and 2024 are disaggregated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Patient care services	$408,039	$608,925	$978,975	$1,394,768
Product retail sales	488	30,132	1,311	73,318
Service affiliate agreements	-	-	7,896	-
Total net revenues	$408,527	$639,057	$988,182	$1,468,086

The Company earned $231,726 in reimbursements from insurance payers during the three months ended June 30, 2025, representing a 153.1% increase from the $91,553 in reimbursements from insurance payers earned during the three months ended June 30, 2024. The Company earned $316,999 in reimbursements from insurance payers during the six months ended June 30, 2025, representing a 150.9% increase from the $126,325 in reimbursements from insurance payers earned during the six months ended June 30, 2024.

NOTE 3—DIGITAL ASSETS

Digital assets consisted of the following at June 30, 2025:

	June 30, 2025
Digital assets held:	Units	Cost Basis	Fair Value
BTC	21	$2,289,585	$2,250,566

The following table provides a roll-forward of digital assets measured at fair value on a recurring basis for the six months ended June 30, 2025:

Fair Value
Balance as of December 31, 2024	$-
Purchases of BTC	2,289,585
Sales of BTC	-
Change in fair value of BTC	(39,019)
Balance as of June 30, 2025	$2,250,566

During the three and six months ended June 30, 2025, the Company recognized an unrealized loss from remeasurement of digital assets of $39,019.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Leasehold improvements	$107,806	$127,489
Furniture	57,301	70,070
Computer software and equipment	94,996	94,996
Medical equipment	10,976	10,976
Total property and equipment	271,079	303,531
Less accumulated depreciation	(187,021)	(180,576)
Total property and equipment, net	$84,058	$122,955

Depreciation expense for the three months ended June 30, 2025 and 2024, was $14,692 and $25,733, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024, was $32,463 and $50,634, respectively.

NOTE 5—CAPITALIZED SOFTWARE

Capitalized software consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
EDM software	$619,861	$388,338
Total capitalized software	619,861	388,338
Less accumulated amortization	-	-
Total capitalized software, net	$619,861	$388,338

Capitalized costs for in-process internal-use software development primarily consist of direct and contracted labor and related expenses for developing internal systems and tools, and cloud-based solutions, including the Company’s Enterprise Data Management (“EDM”) system. These costs are not amortized until it is available for its intended use.

During the three and six months ended June 30, 2025, the Company capitalized software costs of $58,075 and $231,523, respectively. There was no capitalized software during the three and six months ended June 30, 2024.

NOTE 6—LEASES

Operating Leases

The following was included in the condensed balance sheets at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$545,422	$641,651

Operating lease liabilities, current portion	126,040	138,743
Operating lease liabilities, long-term	432,978	496,017
Total operating lease liabilities	$559,018	$634,760
Weighted-average remaining lease term (years)	5.6	5.8
Weighted-average discount rate	8.7%	9.0%

The components of lease expense consisted of the following for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$49,951	$34,643	$102,307	$69,285
Variable lease expense	4,893	405	8,365	1,052
Total lease expense	$54,844	$35,048	$110,672	$70,337

Cash payments included in the measurement of our operating lease liabilities were $50,032 and $36,164 for the three months ended June 30, 2025 and 2024, respectively. Cash payments included in the measurement of our operating lease liabilities were $102,358 and $72,125 for the six months ended June 30, 2025 and 2024, respectively.

Estimated future minimum payments of operating leases for the next five years consists of the following as of June 30, 2025:

Year Ending December 31,	Amount
2025 (remaining)	$85,630
2026	164,150
2027	86,366
2028	87,444
2029	83,886
Thereafter	175,400
Total	682,876
Less: imputed interest	(123,858)
Total operating lease liabilities	$559,018

Finance Leases

The following was included in the condensed balance sheets at June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
Leased equipment (property and equipment)	$10,976	$10,976
Less: accumulated depreciation	(2,744)	(1,646)
Total leased equipment, net	$8,232	$9,330

Finance lease liabilities, current portion	-	2,030
Finance lease liabilities, long-term	-	7,615
Total finance lease liabilities	$-	$9,645

Weighted-average remaining lease term (years)	-	4.6
Weighted-average discount rate	-%	2.0%

NOTE 7—PROMISSORY NOTE

On May 11, 2025, the Company entered into a non-interest bearing promissory note with BTC, Inc. with a principal amount up to $1,750,000. Pursuant to the terms of the Note, the Company may draw down financing proceeds in principal amounts up to $350,000 each month, from time to time prior to September 30, 2025. The Note has a maturity date of November 14, 2025. As of June 30, 2025, the Company has not drawn any proceeds against this promissory note.

NOTE 8—STOCKHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2025 and December 31, 2024, the Company was authorized to issue 10,000,000 preferred shares. As of June 30, 2025 and December 31, 2024, the Company had no preferred shares issued and outstanding.

Common Stock

As of June 30, 2025 and December 31, 2024, the Company was authorized to issue 100,000,000 common shares. As of June 30, 2025, the Company had 7,576,321 common shares issued and outstanding. As of December 31, 2024, the Company had 6,050,148 and 6,029,648 common shares issued and outstanding, respectively.

Effective April 1, 2025, the Company issued 28,780 shares of common stock for compensation to employees valued at $45,760.

Effective April 1, 2025, the Company issued an aggregate of 14,091 shares of common stock for services valued at $22,403.

During the six months ended June 30, 2025, the Company issued an aggregate of 1,455,990 shares of common stock, with a fair value of $6.33 per share, to various warrant holders, due to the exercise of warrants for cash proceeds of $9,216,420.

On May 14, 2025, the Company issued an aggregate of 55,312 shares of common stock, with a fair value $6.33 per share, to various warrant holders, due to the cashless exercise of warrants.

Potential Common Stock Equivalents

As of June 30, 2025, there were an aggregate of 861,660 potential common share equivalents from stock options, restricted stock awards, and warrants excluded from the diluted loss per share calculations as their effect is anti-dilutive.

Treasury Stock

During the six months ended June 30, 2025, the Company repurchased 7,500 shares in treasury at a cost of $9,557.

On April 22, 2025, the Company formally retired and cancelled the outstanding 28,000 shares of treasury stock. The repurchase cost of $31,702 was less than the original issuance price of the shares, resulting in a reduction to additional paid-in capital of $31,674.

Stock Options

The Company accounts for its stock-based compensation in accordance with the fair value recognition of ASC 718.

On May 12, 2025, the Company granted stock options to purchase an aggregate of 161,473 shares of common stock to 15 employees, directors, and consultants. The stock options have exercise prices ranging from $3.90 to $5.50 per share, and vesting terms ranging from immediate to one year. The total estimated fair market value of these stock options of $2,180,363, was calculated using the Black-Scholes pricing model.

On May 12, 2025, the Company granted stock options to purchase an aggregate of 6,000 shares of common stock to three directors. The stock options have an exercise price of $3.90 per share, and vest upon the closing of the merger between the Company and Nakamoto Holdings, Inc. (“Nakamoto”). See Note 10 for additional information. The total estimated fair market value of these stock options of $81,978, was calculated using the Black-Scholes pricing model.

Below is a table summarizing the changes in stock options outstanding during the six months ended June 30, 2025:

	Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2024	144,210	$3.11
Granted	167,473	3.93
Exercised	-	-
Forfeited	(215)	5.50
Outstanding at June 30, 2025	311,468	$3.55
Exercisable at June 30, 2025	140,828	$3.52

During the three months ended June 30, 2025 and 2024, the Company recorded $544,556 and $7,884, respectively, in stock-based compensation expense related to stock options. During the six months ended June 30, 2025 and 2024, the Company recorded $552,864 and $15,500, respectively, in stock-based compensation expense related to stock options.

As of June 30, 2025, the remaining unrecognized compensation cost related to non-vested stock options is $1,768,268. The outstanding stock options have a weighted-average remaining contractual life of 8.16 years and a total intrinsic value of $3,206,695.

Restricted Stock Awards

Effective May 1, 2025, the Company granted an aggregate of 30,000 shares of restricted stock to two individuals. The restricted stock vest upon the closing of the merger between the Company and Nakamoto. The Company determined the grant date fair value of the restricted stock award to be $56,400, based on the closing stock price on the grant date (intrinsic value method).

Below is a table summarizing the changes in restricted stock awards during the six months ended June 30, 2025:

	Restricted Stock Awards	Weighted-Average Grant Date Share Price
Outstanding at December 31, 2024	-	$-
Granted	30,000	1.88
Vested	-	-
Forfeited	-	-
Outstanding at June 30, 2025	30,000	$1.88

During the three and six months ended June 30, 2025, the Company recorded $22,486 in stock-based compensation expense related to restricted stock awards.

As of June 30, 2025, the remaining unrecognized compensation cost related to non-vested restricted stock awards is $33,914, which is expected to be recognized over the remaining estimated vesting period of 0.25 years. As of June 30, 2025, the outstanding restricted stock awards have total intrinsic value of $358,950.

Warrants

Below is a table summarizing the changes in warrants outstanding during the six months ended June 30, 2025:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2024	2,718,535	$6.33
Granted	-	-
Exercised	(2,096,543)	(6.33)
Forfeited	-	-
Outstanding at June 30, 2025	621,992	$6.33
Exercisable at June 30, 2025	621,992	$6.33

As of June 30, 2025, the outstanding warrants have a weighted-average remaining contractual life of 3.93 years and a total intrinsic value of $3,909,239.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Advisory Agreement

On May 10, 2025, the Company entered into an advisory agreement with a financial advisory firm (the “Representative”), relating to advisory services previously provided by the Representative, including work associated with the Company’s Initial Public Offering in 2024 and advisory support in connection with other business transactions. Per the Agreement, the Company has an obligation to pay the Representative an advisory fee totaling $450,000 for these services. The advisory fee is payable as follows: (i) $15,000 upon the execution of the Agreement, (ii) $40,000 per month, payable by the 10th of each month beginning June 10, 2025, for a total of four months, and (iii) $275,000 payable upon the closing of the Company’s pending merger between the Company and Nakamoto. As of June 30, 2025, the Company has paid $55,000 under the advisory agreement.

NOTE 10—SUBSEQUENT EVENTS

Nakamoto Holdings Inc. Merger Agreement

On May 12, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, the Company’s newly formed, wholly-owned subsidiary Kindly Holdco Corp., a Delaware corporation (“Merger Sub”), Nakamoto Holdings Inc., a Delaware corporation (“Merger Partner” or “Nakamoto”), and Wade Rivers, LLC, a Wyoming limited liability company (“Wade Rivers”).

Pursuant to the Merger Agreement, Merger Sub will be merged with and into Nakamoto, with Nakamoto surviving as a wholly owned subsidiary (the “Surviving Corporation”) of KindlyMD (the “Merger”). Upon consummation of the Merger on the terms and subject to the conditions set forth in the Merger Agreement, the holders of Nakamoto Class A and Class B common stock (other than shares held in treasury or by dissenting stockholders) will receive an aggregate 22.3 million shares of the outstanding common stock, par value $0.001 per share (the “Company Common Stock”), based on a price per share of $1.12. Shares of Merger Sub’s common stock will be converted into shares of common stock of the Surviving Corporation. No fractional shares will be issued; instead, cash will be paid in lieu of fractional shares.

Concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (collectively, the “Initial Subscription Agreements”) with certain investors (the “Initial Subscribers”) in an aggregate amount of approximately $511.7 million, pursuant to which the Company agreed to issue, and the Subscribers agreed to purchase, shares of Company Common Stock at a purchase price of $1.12 per share and/or pre-funded warrants to purchase shares of Company Common Stock (the “Pre-Funded Warrants”), in a private placement (the “Initial PIPE Financing”). The PIPE Financing will be issued in a private placement in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. Additionally, the Company entered into a Secured Convertible Debenture Purchase Agreement (the “Debenture Purchase Agreement”) with YA II PN, Ltd., an investment fund managed by Yorkville Advisors (the “Convert Investor”), under which the Company agreed to sell and issue to the Convert Investor a secured convertible debenture (the “Convertible Debenture”) in aggregate principal amount of $200.0 million (the “Principal Amount”) in exchange for cash or bitcoin equal to 96% of the Principal Amount (the “Debt Financing”). The Company expects to close the Debt Financing in connection with the Merger, subject to customary closing conditions. The Convertible Debenture will be issued in a private placement in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Additionally, on June 19, 2025, the Company subsequently entered into additional subscription agreements, (the “Additional Subscription Agreements” and, together with the Initial Subscription Agreements, the “Subscription Agreements”), with certain new and/or existing investors (the “Additional Subscribers” and, together with the Initial Subscribers, the “Subscribers”) in an aggregate amount of $51.5 million. Under these Additional Subscription Agreements, the Company agreed to issue and sell to the Additional Subscribers shares of Company Common Stock at a purchase price of $5.00 per share in a private placement on substantially similar terms as the Initial Subscription Agreements (the “Additional PIPE Financing” and, together with the Initial PIPE Financing, the “PIPE Financings”). The Additional PIPE Financing will each be issued in a private placement in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

The Merger Agreement and the transactions contemplated by the Merger Agreement, along with the PIPE Financing and the Debt Financing, are collectively referred to herein as the “Transactions”. The board of directors of the Company (the “Board”) on May 12, 2025, has unanimously (i) determined that the Merger Agreement and the transactions contemplated by the Merger Agreement, including the Merger, are fair to and in the best interests of the Company and its stockholders, (ii) determined that the PIPE Financing and the Debt Financing are fair to and in the best interests of the Company and its stockholders (iii) approved and declared advisable the Merger Agreement and the Transactions, including the Merger, (iii) authorized and approved the execution, delivery and performance by the Company of the Merger Agreement, the Subscription Agreements and the Debenture Purchase Agreement and the consummation of the Transactions, including the Merger, the PIPE Financing and the Debt Financing, upon the terms and subject to the conditions set forth in the Merger Agreement, the Subscription Agreements and the Debenture Purchase Agreement, respectively, (iv) recommended the adoption of the Merger Agreement by the stockholders of the Company, (v) recommended the adoption of the issuance of the Company Common Stock pursuant to the Subscription Agreements and Debenture Purchase Agreement by the stockholders of the Company and (vi) recommended each of the adoption of the Governance Proposal, The New Equity Incentive Plan Proposal, the Convertible Share Issuance Proposal and the Marketing Agreement Share Issuance Proposal (each as defined herein). On May 18, 2025, holders of a majority of the issued and outstanding shares of Company Common Stock delivered to the Company a written shareholder consent in connection with the Merger Agreement, in accordance with Section 16-10a-704 of the Utah Revised Business Corporations Act and the Company’s Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, to adopt and approve the following Proposals:

(1) The Merger Proposal — to approve and adopt the Merger Agreement and the transactions contemplated thereby, pursuant to which Merger Sub will merge with and into Nakamoto, with Nakamoto continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger Proposal”);

(2) The PIPE Proposal — to approve and adopt the Subscription Agreements with the Subscribers in an aggregate amount of approximately $511.7 million, pursuant to which the Company agreed to (A) issue, and such Subscribers agreed to purchase, shares of Company Common Stock at a purchase price of $1.12 per share and/or pre-funded warrants to purchase shares of Company Common Stock, in a private placement (the “PIPE Shares”) and (B) use commercially reasonable efforts to register the resale of PIPE Shares with the Securities and Exchange Commission (the “SEC”) within 30 days after closing of the Merger Agreement, seek effectiveness as soon as practicable, and maintain effectiveness until the earlier of (i) the Subscribers no longer holding the PIPE Shares, (ii) all PIPE Shares being freely tradable, or (iii) three years from effectiveness (the “PIPE Proposal”);

(3) The Share Issuance Proposal — to approve and adopt the issuance of an aggregate of 477,678,286 shares of Company Common Stock at a price per share of $1.12 per share of Company Common Stock, of which 22,321,143 shares of Company Common Stock will be issued to the stockholders of Nakamoto and 455,357,143 shares of Company Common Stock will be issued to the Subscribers to comply with: (A) Section 5635(a) of the Nasdaq Rules; (B) Section 5635(b) of the Nasdaq Rules; and (C) Section 5635(d) of the Nasdaq Rules (the “Share Issuance Proposal”);

(4) The Governance Proposal — to approve and adopt (A) the Second Amended and Restated Articles of Incorporation of the Company (the “Amended Articles”) to, among other things, (i) increase the number of authorized shares of Company Common Stock to 10,000,000,000, (ii) classify the Board so that there are three classes of directors, designated as Class I, Class II, and Class III, with each class consisting, as nearly as may be practicable, of one-third of the total members of the Board, with each class serving staggered 3-year terms, (iii) prohibit actions by written consent of the shareholders of the Company, (iv) permit the Board to change the name of the Company in its sole discretion, and (v) provide that the sole and exclusive forum for certain actions relating to the Company shall be the United States District Court for the District of Utah and any Utah State court sitting in Salt Lake County, State of Utah of the United States of America and (B) the Second Amended and Restated Corporate Bylaws of the Company (the “Amended Bylaws”) to, among other things, (i) remove the provisions prohibiting classes of directors with staggered terms, (ii) state that directors will be elected to serve three-year terms, (iii) impose a minimum and maximum number of directors who may serve on the Board, (iv) establish advance notice requirements relating to business to be brought before the annual meeting of the shareholders of the Company, including director nominees, (v) establish requirements relating to calling special meetings and the conduct at such special meetings by the shareholders of the Company, and (vi) prohibit actions by written consent of the shareholders of the Company (the “Governance Proposal”);

(5) The New Equity Incentive Plan Proposal — to approve and adopt the Company’s 2025 Equity Incentive Plan and the material terms thereunder (the “New Equity Incentive Plan”) that will be go into effect immediately prior to the closing of the Merger Agreement and related transactions to comply with Section 5635(c) of the Nasdaq Rules, which requires stockholder approval for the issuance of securities when a stock option or purchase plan is to be established, pursuant to which stock may be acquired by officers, directors, employees, or consultants (the “New Equity Incentive Plan Proposal”);

(6) The Convertible Debt Issuance Proposal — to approve and adopt the issuance of shares of Company Common Stock to YA II PN, Ltd., a Cayman Islands exempted limited company (the “Convert Investor”) pursuant to the terms of that certain Debenture Purchase Agreement, to comply with Nasdaq Rule 5635(d) (the “Convertible Debt Issuance Proposal”); and

(7) The Marketing Agreement Share Issuance Proposal — to approve and adopt the issuance of up to an aggregate of 600,000,000 shares of Company Common Stock at a price per share of $1.12 per share of Company Common Stock, in accordance with the Master Marketing Services Agreement, dated May 12, 2025 (the “Marketing Agreement”) by and between Nakamoto and BTC, Inc., a Delaware corporation (“BTC Inc”), which will be assigned to and assumed by KindlyMD from Nakamoto at the closing of the Merger Agreement pursuant to the Assignment and Assumption Agreement with Novation by and between KindlyMD, Nakamoto, and BTC (the “Assignment Agreement”), to comply with Nasdaq Rules 5635(a), 5635(b), and 5635(d) (the “Marketing Agreement Share Issuance Proposal”).

The Board on June 19, 2025, unanimously (i) determined that the Additional PIPE Financing is fair to and in the best interests of the Company and its stockholders, (ii) approved and declared advisable the Additional PIPE Financing, (iii) authorized and approved the execution, delivery and performance by the Company of the Additional Subscription Agreements, upon the terms and subject to the conditions set forth in the Additional Subscription Agreements, and (iv) recommended the adoption of the issuance of the Company Common Stock pursuant to the Additional Subscription Agreements. On June 19, 2025, holders of a majority of the issued and outstanding shares of Company Common Stock delivered to the Company a written shareholder consent, in accordance with Section 16-10a-704 of the Utah Revised Business Corporations Act and the Company’s Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, to adopt and approve the following proposals (the “June Proposals”):

(1) The Additional PIPE Proposal — to approve and adopt the Additional Subscription Agreements with the Additional Subscribers in an aggregate amount of approximately $51.5 million, pursuant to which the Company agreed to (A) issue, and such Additional Subscribers agreed to purchase, shares of Company Common Stock at a purchase price of $5.00 per share in a private placement (the “Additional PIPE Shares”) and (B) use commercially reasonable efforts to register the resale of Additional PIPE Shares with the SEC within 30 days after closing of the Merger Agreement, seek effectiveness as soon as practicable, and maintain effectiveness until the earlier of (i) the Additional Subscribers no longer holding the Additional PIPE Shares, (ii) all additional PIPE Shares being freely tradable, or (iii) three years from effectiveness (the “Additional PIPE Proposal”); and

(2) The Additional Share Issuance Proposal — to approve and adopt the issuance of an aggregate of 10,300,000 shares of Company Common Stock at a price per share of $5.00 per share of Company Common Stock to the Additional Subscribers to comply with: (A) Section 5635(a) of The Nasdaq Stock Market’s Listing Rules (the “Nasdaq Rules”); (B) Section 5635(b) of the Nasdaq Rules, as applicable ; and (C) Section 5635(d) of the Nasdaq Rules (the “Additional Share Issuance Proposal”).

The adoption of the May Proposals and approval of the Merger and related Transactions by the Company’s stockholders required the affirmative vote or consent by the holders of a majority of the voting power of the outstanding shares of Company Common Stock entitled to vote thereon. On May 18, 2025, holders of approximately 50.76% of the outstanding voting power of the Company, which collectively on May 18, 2025 held of record and beneficially owned 3,708,163 shares of Company Common Stock (the “May 18 Majority Stockholders”), delivered a written consent approving and adopting in all respects the Proposals (the “Written Consent”). As a result, no further action by any stockholder of the Company is required under applicable law or the Merger Agreement (or otherwise) to adopt the Merger Agreement or approve the Merger and related Transactions, or adopt and approve any of the Proposals, and the Company will not be soliciting your vote for or consent to the Proposals and will not call a stockholders’ meeting for purposes of voting on the adoption of the Proposals, including the Merger Agreement and the approval of the transactions contemplated by the Merger Agreement.

The adoption of the June Proposals and approval of the Additional PIPE Issuance and related transactions by the Company’s stockholders required the affirmative vote or consent by the holders of a majority of the voting power of the outstanding shares of Company Common Stock entitled to vote thereon. On June 19, 2025, stockholders which collectively on June 19, 2025 held of record and beneficially owned 3,813,927 shares of Company Common Stock representing approximately 50.14% of the aggregate voting power of the then-issued and outstanding shares of Company Common Stock (the “June 19 Majority Stockholders”), delivered a written consent approving and adopting in all respects the June Proposals (the “June Written Consent”).

The Merger Agreement contains certain termination rights for the parties, including (i) by mutual written consent; (ii) by either party if the Merger shall not have been consummated by November 14, 2025; (iii) by either party if a permanent injunction has been issued or other law has been enacted prohibiting or making illegal the Merger; (iv) by either party if the required Kindly stockholder approval is not obtained within seven business days after signing; (v) by Kindly if (A) Nakamoto has breached its representations or covenants in a way that causes a condition to closing to fail or, (B) if prior to receipt of Nakamoto stockholder approval, Nakamoto effected a Merger Partner Board Recommendation Change; (vi) by Nakamoto if (A) Kindly has breached its representations or covenants in a way that causes a condition to closing to fail or, (B) if prior to receipt of Kindly stockholder approval, Kindly effected a Public Company Board Recommendation Change; (vii) by either party upon certain material breaches of the other party; (viii) by either party upon receipt of a Superior Proposal prior to receipt of the applicable stockholder approval and subject to certain obligations; and (ix) by Nakamoto if Kindly enters into bankruptcy, receivership or other similar proceedings. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain circumstances, Kindly may be required to pay Nakamoto a termination fee of $2.5 million, plus the aggregate amount of proceeds received by Kindly in respect of any exercises of any Public Company Warrants. Nakamoto may be required to pay Kindly a termination fee of $2.5 million.

On July 22, 2025, the Company has filed a Notice of Stockholder Action by Written Consent and Information Statement on Schedule 14C (the “Information Statement”) with the Securities and Exchange Commission that contains more detailed information on the proposed Merger, the Merger Agreement and the Ancillary Agreements. The foregoing description of the Merger Agreement, as well as the Initial Subscription Agreements, Additional Subscription Agreements, Debenture Purchase Agreement, and other Ancillary Agreements, do not purport to be complete and are qualified in their entirety by reference to the full text of the agreements, copies of which are filed as Annexes to the Information Statement that has been mailed to all shareholders of record.

Amended and Restated Engagement Agreement

On January 16, 2025, the Company entered into an Engagement Agreement (the “Agreement”) with an financial advisory firm (the “Representative”) to provide various advisory services in connection with the pending merger between the Company and Nakamoto. On May 11, 2025, the parties executed an amended and restated Engagement Agreement (the “Amended and Restated Agreement”). Pursuant to the terms of the Amended and Restated Agreement, the Company, in consideration for advisory services, will pay the Representative a fee (the “Advisory Fee”) of $500,000. The Advisory Fee is to be paid as 30,000 restricted shares of the Company’s common stock to be issued upon the execution of the Amended and Restated Agreement. Upon the later of (i) the six month anniversary of the issuance of the restricted shares or (ii) the day following the Closing of the Merger the Company will calculate the then-market value of the restricted stock based on a 5-day VWAP (the “Value Calculation”). If the Value Calculation of the restricted shares is less than $500,000, then the Company shall pay to the Representative within one business day thereafter the difference between $500,000 and the Value Calculation. If the Value Calculation is equal to or greater than $500,000, then no further payments are required. If the Merger does not close by November 14, 2025, the Amended and Restated Agreement will be terminated.

Warrant Exercises

Since May 12, 2025 through the close of business on August 4, 2025, the Company has issued 1,511,320 shares of its common stock pursuant to the exercise of warrants by warrant holders (with 18 of those shares being issued after July 1, 2025). Through the close of business on August 4, 2025, the Company has received a total of $9,216,534 from the exercise of these warrants.

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

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. The forward-looking statements in this report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. In some cases, you can identify these forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms or other similar expressions, although not all forward-looking statements contain those words. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements include, but are not limited to, statements concerning the following:

●	Our ability to raise capital is necessary to sustain our anticipated operations and implement our business plan,
●	Our ability to implement our business plan,
●	Our ability to generate sufficient cash to survive,
●	The degree and nature of our competition,
●	The lack of diversification of our business plan,
●	The general volatility of the capital markets and the establishment of a market for our shares,
●	Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police, and military activities overseas and other disruptive worldwide political and economic events and environmental weather conditions, and
●	Our ability to implement our bitcoin treasury strategy and its effects on our business.

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

Overview

Healthcare Operations

KindlyMD is a patient-first healthcare and healthcare data company redefining value-based care and patient-centered medical services. Formed in 2019, the Company leverages data analysis to deliver evidence-based, personalized solutions in order to reduce opioid use, improve health outcomes faster, and provide algorithmic guidance on the use of alternative medicine in healthcare.

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

The Company’s unique value proposition is to provide a patient-focused healthcare experience that integrates traditional medical evaluation and management with mental health integration and compliant alternative medicine education and inclusion. We focus on creating personalized care plans for each individual that get people back to work and life faster, reduce opioid use, and have high patient satisfaction. The Company believes these methods to be superior in managing the root cause of symptoms and improving health outcomes faster. The company’s competitive advantage lies in its integrated approach to health care services combined with a deep commitment to capturing and utilizing patient data to drive informed, evidence-based care decisions to achieve better health outcomes.

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

The Company providers are experts in de-prescribing and using alternatives to opioids, such as medical cannabis, Ketamine infusion therapy, and other prescription and non-prescription alternatives.

The Company is most successful when patients report positive health outcomes and high satisfaction as a result of our care.

Bitcoin Holdings

The Company also acquires and holds bitcoin that has been purchased with the proceeds of its warrant exercises. Since May 12, 2025, the Company has purchased 21 bitcoin.

The Company’s Bitcoin strategy will generally involve, from time to time, subject to market conditions, (i) issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase bitcoin and (ii) acquiring bitcoin with our liquid assets that exceed working capital requirements. The Company intends to fund further bitcoin acquisitions primarily through issuances of common stock and a variety of fixed-income instruments, including debt, convertible notes and preferred stock.

The Company views its bitcoin holdings as long-term holdings and expects to continue to accumulate bitcoin in the future. It has not set any specific target for the amount of bitcoin it seeks to hold and will continue to monitor market conditions in determining whether to engage in additional financings to purchase additional bitcoin. This overall strategy will also contemplate that the Company may (i) enter into additional capital raising transactions that are collateralized by its bitcoin holdings, and (ii) consider pursuing strategies to create income streams or otherwise generate funds using its bitcoin holdings.

The Company’s additional operational focus on acquiring and holding bitcoin and its new vision to adopt a Bitcoin treasury strategy began on May 12, 2025, through its proposed merger with Nakamoto Holdings Inc. (“Nakamoto”), a Bitcoin-native holding company.

Recent Developments

Nakamoto Holdings, Inc. Merger Agreement

On May 12, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, the Company’s newly formed, wholly-owned subsidiary Kindly Holdco Corp., a Delaware corporation (“Merger Sub”), Nakamoto Holdings Inc., a Delaware corporation (“Merger Partner” or “Nakamoto”), and Wade Rivers, LLC, a Wyoming limited liability company (“Wade Rivers”).

Pursuant to the Merger Agreement, Merger Sub will be merged with and into Nakamoto, with Nakamoto surviving as a wholly owned subsidiary (the “Surviving Corporation”) of KindlyMD (the “Merger”). Upon consummation of the Merger on the terms and subject to the conditions set forth in the Merger Agreement, the holders of Nakamoto Class A and Class B common stock (other than shares held in treasury or by dissenting stockholders) will receive an aggregate 22.3 million shares of the outstanding common stock, par value $0.001 per share (the “Company Common Stock”), based on a price per share of $1.12. Shares of Merger Sub’s common stock will be converted into shares of common stock of the Surviving Corporation. No fractional shares will be issued; instead, cash will be paid in lieu of fractional shares.

Concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (collectively, the “Initial Subscription Agreements”) with certain investors (the “Initial Subscribers”) in an aggregate amount of approximately $511.7 million, pursuant to which the Company agreed to issue, and the Subscribers agreed to purchase, shares of Company Common Stock at a purchase price of $1.12 per share and/or pre-funded warrants to purchase shares of Company Common Stock (the “Pre-Funded Warrants”), in a private placement (the “Initial PIPE Financing”). The PIPE Financing will be issued in a private placement in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. Additionally, the Company entered into a Secured Convertible Debenture Purchase Agreement (the “Debenture Purchase Agreement”) with YA II PN, Ltd., an investment fund managed by Yorkville Advisors (the “Convert Investor”), under which the Company agreed to sell and issue to the Convert Investor a secured convertible debenture (the “Convertible Debenture”) in aggregate principal amount of $200.0 million (the “Principal Amount”) in exchange for cash or bitcoin equal to 96% of the Principal Amount (the “Debt Financing”). The Company expects to close the Debt Financing in connection with the Merger, subject to customary closing conditions. The Convertible Debenture will be issued in a private placement in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Additionally, on June 19, 2025, the Company subsequently entered into additional subscription agreements, (the “Additional Subscription Agreements” and, together with the Initial Subscription Agreements, the “Subscription Agreements”), with certain new and/or existing investors (the “Additional Subscribers” and, together with the Initial Subscribers, the “Subscribers”) in an aggregate amount of $51.5 million. Under these Additional Subscription Agreements, the Company agreed to issue and sell to the Additional Subscribers shares of Company Common Stock at a purchase price of $5.00 per share in a private placement on substantially similar terms as the Initial Subscription Agreements (the “Additional PIPE Financing” and, together with the Initial PIPE Financing, the “PIPE Financings”). The Additional PIPE Financing will each be issued in a private placement in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

The Merger Agreement and the transactions contemplated by the Merger Agreement, along with the PIPE Financing and the Debt Financing, are collectively referred to herein as the “Transactions”. The board of directors of the Company (the “Board”) on May 12, 2025, has unanimously (i) determined that the Merger Agreement and the transactions contemplated by the Merger Agreement, including the Merger, are fair to and in the best interests of the Company and its stockholders, (ii) determined that the PIPE Financing and the Debt Financing are fair to and in the best interests of the Company and its stockholders (iii) approved and declared advisable the Merger Agreement and the Transactions, including the Merger, (iii) authorized and approved the execution, delivery and performance by the Company of the Merger Agreement, the Subscription Agreements and the Debenture Purchase Agreement and the consummation of the Transactions, including the Merger, the PIPE Financing and the Debt Financing, upon the terms and subject to the conditions set forth in the Merger Agreement, the Subscription Agreements and the Debenture Purchase Agreement, respectively, (iv) recommended the adoption of the Merger Agreement by the stockholders of the Company, (v) recommended the adoption of the issuance of the Company Common Stock pursuant to the Subscription Agreements and Debenture Purchase Agreement by the stockholders of the Company and (vi) recommended each of the adoption of the Governance Proposal, The New Equity Incentive Plan Proposal, the Convertible Share Issuance Proposal and the Marketing Agreement Share Issuance Proposal (each as defined herein). On May 18, 2025, holders of a majority of the issued and outstanding shares of Company Common Stock delivered to the Company a written shareholder consent in connection with the Merger Agreement, in accordance with Section 16-10a-704 of the Utah Revised Business Corporations Act and the Company’s Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, to adopt and approve the following Proposals:

(1) The Merger Proposal — to approve and adopt the Merger Agreement and the transactions contemplated thereby, pursuant to which Merger Sub will merge with and into Nakamoto, with Nakamoto continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger Proposal”);

(2) The PIPE Proposal — to approve and adopt the Subscription Agreements with the Subscribers in an aggregate amount of approximately $511.7 million, pursuant to which the Company agreed to (A) issue, and such Subscribers agreed to purchase, shares of Company Common Stock at a purchase price of $1.12 per share and/or pre-funded warrants to purchase shares of Company Common Stock, in a private placement (the “PIPE Shares”) and (B) use commercially reasonable efforts to register the resale of PIPE Shares with the Securities and Exchange Commission (the “SEC”) within 30 days after closing of the Merger Agreement, seek effectiveness as soon as practicable, and maintain effectiveness until the earlier of (i) the Subscribers no longer holding the PIPE Shares, (ii) all PIPE Shares being freely tradable, or (iii) three years from effectiveness (the “PIPE Proposal”);

(3) The Share Issuance Proposal — to approve and adopt the issuance of an aggregate of 477,678,286 shares of Company Common Stock at a price per share of $1.12 per share of Company Common Stock, of which 22,321,143 shares of Company Common Stock will be issued to the stockholders of Nakamoto and 455,357,143 shares of Company Common Stock will be issued to the Subscribers to comply with: (A) Section 5635(a) of the Nasdaq Rules; (B) Section 5635(b) of the Nasdaq Rules; and (C) Section 5635(d) of the Nasdaq Rules (the “Share Issuance Proposal”);

(4) The Governance Proposal — to approve and adopt (A) the Second Amended and Restated Articles of Incorporation of the Company (the “Amended Articles”) to, among other things, (i) increase the number of authorized shares of Company Common Stock to 10,000,000,000, (ii) classify the Board so that there are three classes of directors, designated as Class I, Class II, and Class III, with each class consisting, as nearly as may be practicable, of one-third of the total members of the Board, with each class serving staggered 3-year terms, (iii) prohibit actions by written consent of the shareholders of the Company, (iv) permit the Board to change the name of the Company in its sole discretion, and (v) provide that the sole and exclusive forum for certain actions relating to the Company shall be the United States District Court for the District of Utah and any Utah State court sitting in Salt Lake County, State of Utah of the United States of America and (B) the Second Amended and Restated Corporate Bylaws of the Company (the “Amended Bylaws”) to, among other things, (i) remove the provisions prohibiting classes of directors with staggered terms, (ii) state that directors will be elected to serve three-year terms, (iii) impose a minimum and maximum number of directors who may serve on the Board, (iv) establish advance notice requirements relating to business to be brought before the annual meeting of the shareholders of the Company, including director nominees, (v) establish requirements relating to calling special meetings and the conduct at such special meetings by the shareholders of the Company, and (vi) prohibit actions by written consent of the shareholders of the Company (the “Governance Proposal”);

(5) The New Equity Incentive Plan Proposal — to approve and adopt the Company’s 2025 Equity Incentive Plan and the material terms thereunder (the “New Equity Incentive Plan”) that will be go into effect immediately prior to the closing of the Merger Agreement and related transactions to comply with Section 5635(c) of the Nasdaq Rules, which requires stockholder approval for the issuance of securities when a stock option or purchase plan is to be established, pursuant to which stock may be acquired by officers, directors, employees, or consultants (the “New Equity Incentive Plan Proposal”);

(6) The Convertible Debt Issuance Proposal — to approve and adopt the issuance of shares of Company Common Stock to YA II PN, Ltd., a Cayman Islands exempted limited company (the “Convert Investor”) pursuant to the terms of that certain Debenture Purchase Agreement, to comply with Nasdaq Rule 5635(d) (the “Convertible Debt Issuance Proposal”); and

(7) The Marketing Agreement Share Issuance Proposal — to approve and adopt the issuance of up to an aggregate of 600,000,000 shares of Company Common Stock at a price per share of $1.12 per share of Company Common Stock, in accordance with the Master Marketing Services Agreement, dated May 12, 2025 (the “Marketing Agreement”) by and between Nakamoto and BTC, Inc., a Delaware corporation (“BTC Inc”), which will be assigned to and assumed by KindlyMD from Nakamoto at the closing of the Merger Agreement pursuant to the Assignment and Assumption Agreement with Novation by and between KindlyMD, Nakamoto, and BTC (the “Assignment Agreement”), to comply with Nasdaq Rules 5635(a), 5635(b), and 5635(d) (the “Marketing Agreement Share Issuance Proposal”).

The Board on June 19, 2025, unanimously (i) determined that the Additional PIPE Financing is fair to and in the best interests of the Company and its stockholders, (ii) approved and declared advisable the Additional PIPE Financing, (iii) authorized and approved the execution, delivery and performance by the Company of the Additional Subscription Agreements, upon the terms and subject to the conditions set forth in the Additional Subscription Agreements, and (iv) recommended the adoption of the issuance of the Company Common Stock pursuant to the Additional Subscription Agreements. On June 19, 2025, holders of a majority of the issued and outstanding shares of Company Common Stock delivered to the Company a written shareholder consent, in accordance with Section 16-10a-704 of the Utah Revised Business Corporations Act and the Company’s Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, to adopt and approve the following proposals (the “June Proposals”):

(1) The Additional PIPE Proposal — to approve and adopt the Additional Subscription Agreements with the Additional Subscribers in an aggregate amount of approximately $51.5 million, pursuant to which the Company agreed to (A) issue, and such Additional Subscribers agreed to purchase, shares of Company Common Stock at a purchase price of $5.00 per share in a private placement (the “Additional PIPE Shares”) and (B) use commercially reasonable efforts to register the resale of Additional PIPE Shares with the SEC within 30 days after closing of the Merger Agreement, seek effectiveness as soon as practicable, and maintain effectiveness until the earlier of (i) the Additional Subscribers no longer holding the Additional PIPE Shares, (ii) all additional PIPE Shares being freely tradable, or (iii) three years from effectiveness (the “Additional PIPE Proposal”); and

(2) The Additional Share Issuance Proposal — to approve and adopt the issuance of an aggregate of 10,300,000 shares of Company Common Stock at a price per share of $5.00 per share of Company Common Stock to the Additional Subscribers to comply with: (A) Section 5635(a) of The Nasdaq Stock Market’s Listing Rules (the “Nasdaq Rules”); (B) Section 5635(b) of the Nasdaq Rules, as applicable ; and (C) Section 5635(d) of the Nasdaq Rules (the “Additional Share Issuance Proposal”).

The adoption of the May Proposals and approval of the Merger and related Transactions by the Company’s stockholders required the affirmative vote or consent by the holders of a majority of the voting power of the outstanding shares of Company Common Stock entitled to vote thereon. On May 18, 2025, holders of approximately 50.76% of the outstanding voting power of the Company, which collectively on May 18, 2025 held of record and beneficially owned 3,708,163 shares of Company Common Stock (the “May 18 Majority Stockholders”), delivered a written consent approving and adopting in all respects the Proposals (the “Written Consent”). As a result, no further action by any stockholder of the Company is required under applicable law or the Merger Agreement (or otherwise) to adopt the Merger Agreement or approve the Merger and related Transactions, or adopt and approve any of the Proposals, and the Company will not be soliciting your vote for or consent to the Proposals and will not call a stockholders’ meeting for purposes of voting on the adoption of the Proposals, including the Merger Agreement and the approval of the transactions contemplated by the Merger Agreement.

The adoption of the June Proposals and approval of the Additional PIPE Issuance and related transactions by the Company’s stockholders required the affirmative vote or consent by the holders of a majority of the voting power of the outstanding shares of Company Common Stock entitled to vote thereon. On June 19, 2025, stockholders which collectively on June 19, 2025 held of record and beneficially owned 3,813,927 shares of Company Common Stock representing approximately 50.14% of the aggregate voting power of the then-issued and outstanding shares of Company Common Stock (the “June 19 Majority Stockholders”), delivered a written consent approving and adopting in all respects the June Proposals (the “June Written Consent”).

The Merger Agreement contains certain termination rights for the parties, including (i) by mutual written consent; (ii) by either party if the Merger shall not have been consummated by November 14, 2025; (iii) by either party if a permanent injunction has been issued or other law has been enacted prohibiting or making illegal the Merger; (iv) by either party if the required Kindly stockholder approval is not obtained within seven business days after signing; (v) by Kindly if (A) Nakamoto has breached its representations or covenants in a way that causes a condition to closing to fail or, (B) if prior to receipt of Nakamoto stockholder approval, Nakamoto effected a Merger Partner Board Recommendation Change; (vi) by Nakamoto if (A) Kindly has breached its representations or covenants in a way that causes a condition to closing to fail or, (B) if prior to receipt of Kindly stockholder approval, Kindly effected a Public Company Board Recommendation Change; (vii) by either party upon certain material breaches of the other party; (viii) by either party upon receipt of a Superior Proposal prior to receipt of the applicable stockholder approval and subject to certain obligations; and (ix) by Nakamoto if Kindly enters into bankruptcy, receivership or other similar proceedings. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain circumstances, Kindly may be required to pay Nakamoto a termination fee of $2.5 million, plus the aggregate amount of proceeds received by Kindly in respect of any exercises of any Public Company Warrants. Nakamoto may be required to pay Kindly a termination fee of $2.5 million.

On July 22, 2025, the Company has filed a Notice of Stockholder Action by Written Consent and Information Statement on Schedule 14C (the “Information Statement”) with the Securities and Exchange Commission that contains more detailed information on the proposed Merger, the Merger Agreement and the Ancillary Agreements. The foregoing description of the Merger Agreement, as well as the Initial Subscription Agreements, Additional Subscription Agreements, Debenture Purchase Agreement, and other Ancillary Agreements, do not purport to be complete and are qualified in their entirety by reference to the full text of the agreements, copies of which are filed as Annexes to the Information Statement that has been mailed to all shareholders of record.

Warrant Exercises

Since May 12, 2025 through the close of business on August 4, 2025, the Company has issued 1,511,320 shares of its common stock pursuant to the exercise of warrants by warrant holders (with 18 of those shares being issued after July 1, 2025). Through the close of business on August 4, 2025, the Company has received a total of $9,216,534 from the exercise of these warrants.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table sets forth key components of our results of operations during the three months ended June 30, 2025 and 2024, both in dollars and as a percentage of our revenues:

	For the Three Months Ended June 30,
	2025		2024
	Amount	% of Revenues	Amount	% of Revenues

Net Revenues	$408,527	100.0%	$639,057	100.0%

Operating Expenses
Cost of revenues	7,552	1.8%	61,947	9.7%
Salaries and wages	1,656,288	405.4%	802,287	125.5%
General and administrative	1,121,482	274.5%	443,969	69.5%
Research and development	4	0.0%	342,314	53.6%
Depreciation	14,692	3.6%	25,733	4.0%
Total Operating Expenses	2,800,018	283.4%	1,676,250	114.2%

Loss from Operations	(2,391,491)	(242.0)%	(1,037,193)	(70.6)%

Other Income (Expense)
Other income	26,825	6.6%	13,828	2.2%
Interest expense	(3,668)	(0.9)%	(318,450)	(49.8)%
Unrealized loss on digital assets	(39,019)	(9.6)%	-	-
Loss on disposal of property and equipment	(6,434)	(1.6)%	-	-
Loss on extinguishment of debt	-	-	(38,889)	(6.1)%
Gain on change in fair value of derivative liabilities	-	-	61,051	9.6%
Total Other Expense	(22,296)	(2.3)%	(282,460)	(19.2)%

Net Loss Before Income Taxes	(2,413,787)	(244.3)%	(1,319,653)	(89.9)%
Provision for income taxes	-	-
Net Loss	$(2,413,787)	(244.3)%	$(1,319,653)	(89.9)%

Revenues

The Company earned $231,726 in reimbursements from insurance payers during the three months ended June 30, 2025, representing a 153.1% increase compared to the $91,553 earned during the three months ended June 30, 2024.

Revenues decreased by $230,530, or 36.1%, to $408,527 for the three months ended June 30, 2025, from $639,057 for the three months ended June 30, 2024. The decrease in revenues is primarily attributed to a decrease in cash-pay patient care service pricing and the closing of our Bountiful location.

Operating Expenses

Operating expenses increased by $1,123,768 or 67.0%, to $2,800,018 for the three months ended June 30, 2025, from $1,676,250 for the three months ended June 30, 2024. The increase in operating expenses is primarily attributable to the following:

1.	Salaries and wages increased by $854,001, or 106.4%, to $1,656,288 for the three months ended June 30, 2025, from $802,287 for the three months ended June 30, 2024. The increase in salaries and wages is primarily attributed to stock as compensation and additional contracting labor as we expand our operations in medical services after our IPO, additional support as a public company.
2.	General and administrative expenses increased by $677,513, or 152.6%, to $1,121,482 for the three months ended June 30, 2025, from $443,969 for the three months ended June 30, 2024. The increase in general and administrative expenses is primarily attributed to increased legal fees, investor and public relations, increased insurance for directors and officers as a publicly traded company and marketing and advertising costs.
3.	Research and development decreased by $342,310, or 100.0%, to $4 for the three months ended June 30, 2025, from $342,314 for the three months ended June 30, 2024. The decrease in research and development is primarily attributed to a decrease in the enterprise data management project as the Company focuses resources on the upcoming merger.

Other Expense

Net other expense decreased by $260,164, or 92.1%, to $22,296 for the three months ended June 30, 2025, from $282,460 for the three months ended June 30, 2024. The decrease in net other expense is primarily attributable to the following:

1.	Other income increased by $12,997, or 94.0%, to $26,825 for the three months ended June 30, 2025, from $13,828 for the three months ended June 30, 2024. This increase is primarily attributable to interest income from the exercise of warrant funds and subsequent increase in cash.
2.	Interest expense decreased by $314,782, or 98.8%, to $3,668 for the three months ended June 30, 2025 from $318,450 for the three months ended June 30, 2024. This decrease in interest expense is primarily attributed to a reduction of notes payable and amortization of debt discounts.
3.	Unrealized loss on digital assets was $39,019 for the three months ended June 30, 2025 representing a 100% increase from $0 for the three months ended June 30, 2024. This increase in unrealized digital assets is attributed to the purchase of 21 bitcoin during the three months ended June 30, 2025.
4.	Loss on extinguishment of debt decreased by $38,889, or 100.0%, to $0 for the three months ended June 30, 2025 from $38,889 for the three months ended June 30, 2024. The decrease in the loss on extinguishment of debt is primarily attributed to the notes payable from the prior year that the Company repaid in full Consequently, the corresponding derivative liability was extinguished and the Company recognized a loss on extinguishment of debt.
5.	The fair value of derivative liability decreased by $61,051, or 100.0%, to $0 for the three months ended June 30, 2025 from $61,051 for the three months ended June 30, 2024. This elimination in fair value of derivative liability is primarily attributed to the repayment and settlement of notes payable in connection with our IPO.

Net Loss

As a result of the cumulative effect of the factors described above, our net loss was $2,413,787 for the three months ended June 30, 2025, compared to a net loss of $1,319,653 for the three months ended June 30, 2024.

Net loss per share increased by $0.09, or 34.6%, to $(0.35) for the three months ended June 30, 2025, compared to $(0.26) for the three months ended June 30, 2024. KindlyMD management strives to look for opportunities to optimize revenue by increasing sales, improving margins, and controlling ongoing operating expenses.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table sets forth key components of our results of operations during the six months ended June 30, 2025 and 2024, both in dollars and as a percentage of our revenues:

	For the Six Months Ended June 30,
	2025		2024
	Amount	% of Revenues	Amount	% of Revenues

Net Revenues	$988,182	100.0%	$1,468,086	100.0%

Operating Expenses
Cost of revenues	15,466	1.6%	69,691	4.7%
Salaries and wages	2,659,465	269.1%	1,510,253	102.9%
General and administrative	1,713,919	173.4%	734,097	50.0%
Research and development	101	0.0%	377,731	25.7%
Depreciation	32,463	3.3%	50,634	3.4%
Total Operating Expenses	4,421,414	447.4%	2,742,406	186.8%

Loss from Operations	(3,433,232)	(347.4)%	(1,274,320)	(86.8)%

Other Income (Expense)
Other income	36,885	3.7%	25,868	1.8%
Interest expense	(9,998)	(1.0)%	(375,689)	(25.6)%
Unrealized loss on digital assets	(39,019)	(3.9)%	-	-
Loss on disposal of property and equipment	(6,434)	(0.7)%	-	-
Loss on extinguishment of debt	-	-	(38,889)	(2.6)%
Gain on change in fair value of derivative liabilities	-	-	61,051	4.2%
Total Other Expense	(18,566)	(1.9)%	(327,659)	(22.3)%

Net Loss Before Income Taxes	(3,451,798)	(349.3)%	(1,601,979)	(109.1)%
Provision for income taxes	-	-	-	-
Net Loss	$(3,451,798)	(349.3)%	$(1,601,979)	(109.1)%

Revenues

The Company earned $316,999 in reimbursements from insurance payers during the six months ended June 30, 2025, representing a 150.9% increase compared to the $126,325 earned during the six months ended June 30, 2024.

Revenues decreased by $479,904, or 32.7%, to $988,182 for the six months ended June 30, 2025, from $1,468,086 for the six months ended June 30, 2024. The decrease in revenues is primarily attributed to a decrease in cash-pay patient care services and the closing of our Bountiful location. KindlyMD continues increase our medical services and shift toward insurance billing with commercial and governmental payers including Medicare, Medicaid, Select Health, Blue Cross Blue Shield, Cigna, and other commercial payers as we expand our service line.

Operating Expenses

Operating expenses increased by $1,679,008 or 61.2%, to $4,421,414 for the six months ended June 30, 2025, from $2,742,406 for the six months ended June 30, 2024. The increase in operating expenses is primarily attributable to the following:

1.	Salaries and wages increased by $1,149,212, or 76.1%, to $2,659,465 for the six months ended June 30, 2025, from $1,510,253 for the six months ended June 30, 2024. The increase in salaries and wages is primarily attributed to stock as compensation and additional contracting labor as we expand our operations in medical services, additional support as a public company, and increased labor for marketing awareness as KindlyMD shifts to insurance billing with commercial and governmental payers.

2.	General and administrative expenses increased by $979,822, or 133.5%, to $1,713,919 for the six months ended June 30, 2025, from $734,097 for the six months ended June 30, 2024. The increase in general and administrative expenses is primarily attributed to increased legal fees, professional fees such as investor public relations, increased insurance for directors and officers as a publicly traded company and marketing and advertising.
3.	Research and development decreased by $377,630, or 100.0%, to $101 for the six months ended June 30, 2025, from $377,731 for the six months ended June 30, 2024. The decrease in research and development is primarily attributed to a decrease in the enterprise data management project.

Other Expense

Net other expense decreased by $309,093, or 94.3%, to $18,566 for the six months ended June 30, 2025, from $327,659 for the six months ended June 30, 2024. The decrease in net other expense is primarily attributable to the following:

1.	Other income increased by $11,017, or 42.6%, to $36,885 for the six months ended June 30, 2025, from $25,868 for the six months ended June 30, 2024. This increase is primarily attributable to interest income from the exercising of warrant funds upon merger announcement.
2.	Interest expense decreased by $365,691, or 97.3%, to $9,998 for the six months ended June 30, 2025 from $375,689 for the six months ended June 30, 2024. This decrease in interest expense is primarily attributed to a reduction of notes payable and amortization of debt discounts.
3.	Unrealized loss on digital assets increased by $39,019, or 100.0%, to $39,019 for the six months ended June 30, 2025 from $0 for the six months ended June 30, 2024. This increase in unrealized digital assets is primarily attributed to the purchase of 21 bitcoin during the three month ended June 30, 2025.
4.	Loss on extinguishment of debt decreased by $38,889, or 100.0%, to $0 for the six months ended June 30, 2025 from $38,889 for the six months ended June 30, 2024. This decrease in the loss on extinguishment of debt is primarily attributed to the notes payable from the prior year that the Company repaid and issued each note holder common stock equal to the principal amount of the notes at the IPO price of $5.50, totaling 80,808 shares of restricted common stock, with a fair value of $214,949 or $2.66 per share. Consequently, the corresponding derivative liability was extinguished and the Company recognized a loss on extinguishment of debt.
5.	Gain on the change in fair value of derivative liability decreased by $61,051, or 100.0%, to $0 for the six months ended June 30, 2025 from $61,051 for the six months ended June 30, 2024. This decrease in loss on the change in fair value of derivative liability is primarily attributed to the repayment and issuance of common shares upon settlement of notes payable in connection with a public offering IPO.

Net Loss

As a result of the cumulative effect of the factors described above, our net loss was $3,451,798 for the six months ended June 30, 2025, compared to a net loss of $1,601,979 for the six months ended June 30, 2024.

Net loss per share decreased by $0.21, or 63.6%, to $(0.54) for the six months ended June 30, 2025, compared to $(0.33) for the six months ended June 30, 2024. KindlyMD management strives to optimize revenue by increasing sales, improving margins, and controlling ongoing operating expenses.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $6,024,604 and total working capital of $5,881,838. For the six months ended June 30, 2025, the Company incurred an operating loss of $3,451,798 and used cash flows in operating activities of $2,776,302.

To date, we have financed our operations primarily through revenues generated from operations and cash proceeds from financing activities. On May 12, 2025, the Company announced its intent to merge with Nakamoto Holdings, Inc., a bitcoin treasury company, and simultaneously exercised warrants previously issued from the IPO on June 3, 2024. Exercising these warrants have provided us with the liquidity and cash reserves necessary to meet our obligations for at least the 12-month period following the date of this report, and to assist us in implementing our strategic operational business plans to create sustained cash flow generation thereafter. Management acknowledges the decrease in working capital and is focused on increasing cash reserves and liquidity in the near term through strategic transactions.

Summary of Cash Flow

The following table sets forth key components of our results of cash flow activities during the six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(2,776,302)	$(1,126,976)
Net cash used in investing activities	(2,521,108)	(11,182)
Net cash provided by financing activities	9,048,390	5,352,664
Net change in cash and cash equivalents	3,750,980	4,214,506

Cash and cash equivalents at the beginning of period	2,273,624	525,500
Cash and cash equivalents at the end of period	$6,024,604	$4,740,006

Operating Activities

Net cash used in operating activities was $2,776,302 for the six months ended June 30, 2025, which was primarily due to a net loss of $3,451,798 and an increase in prepaid expenses and other current assets of $148,222, which was partially offset by non-cash expenses of $836,157 and an increase in accounts payable and accrued expenses of $40,476.

Net cash used in operating activities was $1,126,976 for the six months ended June 30, 2024, which was primarily due to a net loss of $1,601,979 and an increase in prepaid expenses and other current assets of $305,430, which was partially offset by non-cash expenses of $452,940 and an increase in accounts payable and accrued expenses of $298,939.

Investing Activities

Net cash used in investing activities was $2,521,108 for the six months ended June 30, 2025, which was the result of the purchase of digital assets of $2,289,585 and an increase in capitalized software additions of $231,523.

Net cash used in investing activities was $11,182 for the six months ended June 30, 2024, which was the result of the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $9,048,390 for the six months June 30, 2025, which was primarily due to $9,216,420 in proceeds from the exercise of warrants.

Net cash provided by financing activities was $5,352,664 for the six months ended June 30, 2024, which was primarily due to $5,860,650 of net proceeds from the issuance of common stock and warrants in connection with our IPO. This was partially offset by $552,655 in repayments of notes payable.

As a result of these cash flow activities, our net cash increased by $3,750,980, or 165.0%, from $2,273,624 as of December 31, 2024, to $6,024,604 as of June 30, 2025.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

For a description, of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result of this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the condensed consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Please refer our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed, with the SEC on March 28, 2025.

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

Issuance of Common Stock

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

On April 1, 2025, the Company issued shares of its common stock to several of its employees and consultants in exchange for services rendered prior to that date and pursuant to existing, written employment agreements or other compensation agreements. These issuances included the issuance of 28,780 shares to Tim Pickett, 1,838 shares to Amy Powell, 1,838 shares to Christian Robinson, 1,838 shares to Gary Seelhorst, 8,577 shares to Jeremy Joyal, 15,000 shares to Jeffrey Dunetz and 15,000 shares to Camilo Basto. These shares were valued at the closing price of the Company’s common stock on April 2, 2025, at $1.61 per share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 15, 2024, the members of the Board of Directors of the Company approved the adoption of a Stock Repurchase Program through which the Company may purchase up to $500,000 worth of shares of its common stock from time to time, as market conditions warrant. The Company’s repurchases may be made in the open market, in privately negotiated transactions, pursuant to a Rule 10b5-1 trading plan or otherwise in accordance with applicable securities laws and other requirements. The amount and timing of any repurchases will be determined at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. The share repurchase program has no time limit, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be amended, suspended or discontinued at any time. As of the three months ending June 30, 2025, the Company retired 28,000 shares of common stock in Treasury.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2025 - June 30, 2025	7,500	$1.27	28,000	$490,443

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

KINDLY MD, INC.
(Registrant)

Date: August 4, 2025	By:	/s/ Tim Pickett
Tim Pickett
Chief Executive Officer

Date: August 4, 2025	By:	/s/ Jared Barrera
Jared Barrera
Chief Financial Officer

