Form 10-Q
period 2025-09-30
Kindly MD, Inc.
filed 2025-11-19
CIK 1946573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2025

or

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

(385) 388-8220

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NAKA	The Nasdaq Stock Market LLC

Tradeable Warrants to purchase shares of Common Stock, par value $0.001 per share	NAKAW	OTC Pink Market

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

As of November 14, 2025, there were 439,850,889 shares of common stock, par value $0.001 issued and outstanding.

KINDLY MD, INC.

2025 QUARTERLY REPORT ON FORM 10-Q

1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINDLY MD, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KINDLY MD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$24,185,083	$2,273,624
Prepaid expenses and other current assets	2,866,714	232,028
Total Current Assets	27,051,797	2,505,652

Digital assets	615,798,837	-
Investments	45,956,627	-
Intangible assets	3,009,281	-
Other non-current assets	605,032	1,172,340

Total Assets	$692,421,574	$3,677,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$5,846,215	$326,000
Put option liability-related party	5,469,000	-
Current portion of operating lease liabilities	126,807	138,743
Current portion of finance lease liabilities	-	2,030
Notes payable, net	203,017,500	139,277
Total Current Liabilities	214,459,522	606,050

Non-current Liabilities:
Operating lease liabilities, net of current portion	399,967	496,017
Finance lease liabilities, net of current portion	-	7,615

Total Liabilities	214,859,489	1,109,682

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value per share; authorized - 10,000,000 shares; none issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	-	-
Common stock, $0.001 par value, 10 billion shares authorized as of September 30, 2025 and 100 million shares authorized as of December 31, 2024; 427,152,834 shares issued and outstanding as of September 30, 2025 and 6,050,148 shares issued and 6,029,648 outstanding as of December 31, 2024	427,152	6,050
Treasury stock at cost, 0 and 20,500 shares as of September 30, 2025 and December 31, 2024, respectively	-	(22,145)
Additional paid-in capital	574,398,240	10,360,106
Accumulated deficit	(97,263,307)	(7,775,701)

Total Stockholders’ Equity	477,562,085	2,568,310

Total Liabilities and Stockholders’ Equity	$692,421,574	$3,677,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

KINDLY MD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenue	$388,209	$647,867	$1,376,391	$2,115,953

Operating expenses:
Cost of revenues	2,015	7,790	17,481	77,481
Salaries and wages	5,798,570	1,138,561	8,458,035	2,648,814
General and administrative	4,982,754	525,758	6,696,673	1,259,855
Research and development	-	-	101	377,731
Depreciation	10,392	25,576	42,855	76,210
Total operating expenses	10,793,731	1,697,685	15,215,145	4,440,091

Loss from operations	(10,405,522)	(1,049,818)	(13,838,754)	(2,324,138)

Other (expenses) income:
Other income	138,305	45,330	175,190	71,198
Other expense	(235,792)	-	(235,792)	-
Interest expense	-	(9,659)	(9,998)	(385,348)
Realized loss on digital assets	(1,411,204)	-	(1,411,204)	-
Unrealized loss on digital assets	(22,066,010)	-	(22,105,029)	-
Unrealized gain on investments	930,431	-	930,431	-
Change in fair value of put option liability-related party	21,845,000	-	21,845,000	-
Loss on disposal of property and equipment	(622,720)	-	(629,154)	-
Loss on extinguishment of debt	(14,454,485)	-	(14,454,485)	(38,889)
Loss on acquisition of Nakamoto	(59,753,811)	-	(59,753,811)	-
Gain on change in fair value of derivative liability	-	-	-	61,051
Total other (expenses) income	(75,630,286)	35,671	(75,648,852)	(291,988)

Net loss before provision for income taxes	(86,035,808)	(1,014,147)	(89,487,606)	(2,616,126)

Provision for income taxes	-	-	-	-
Net loss	$(86,035,808)	$(1,014,147)	$(89,487,606)	$(2,616,126)

Net loss per common stock - basic and diluted	$(0.42)	$(0.17)	$(1.24)	$(0.50)

Weighted average shares outstanding - basic and diluted	203,091,823	5,944,590	72,223,353	5,193,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

KINDLY MD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series A				Treasury	Additional
	Preferred Stock		Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Total

Balance at December 31, 2023	-	$-	4,617,798	$4,618	$-	$4,045,024	$(4,158,054)	$(108,412)

Stock-based compensation	-	-	-	-	-	7,616	-	7,616
Net loss	-	-	-	-	-	-	(282,326)	(282,326)
Balance as of March 31, 2024	-	$-	4,617,798	$4,618	$-	$4,052,640	$(4,440,380)	$(383,122)

Issuance of common stock and warrants in connection with a public offering	-	-	1,240,910	1,241	-	5,859,409	-	5,860,650
Issuance of common stock upon settlement of notes payable in connection with a public offering	-	-	80,808	81	-	214,868	-	214,949
Stock-based compensation	-	-	-	-	-	7,884	-	7,884
Net loss	-	-	-	-	-	-	(1,319,653)	(1,319,653)
Balance as of June 30, 2024	-	$-	5,939,516	$5,940	$-	$10,134,801	$(5,760,033)	$4,380,708

Issuance of common stock for compensation	-	$-	25,778	$25	$-	$30,829	$-	30,854
Issuance of common stock for services	-	-	12,182	12	-	14,120	-	14,132
Stock-based compensation	-	-	-	-	-	72,508	-	72,508
Net loss	-	-	-	-	-	-	(1,014,147)	(1,014,147)
Balance as of September 30, 2024	-	$-	5,977,476	$5,977	$-	$10,252,258	$(6,774,180)	$3,484,055

Balance at December 31, 2024	-	$-	6,029,648	$6,050	$(22,145)	$10,360,106	$(7,775,701)	$2,568,310

Stock-based compensation	-	-	-	-	-	8,308	-	8,308
Treasury stock repurchase	-	-	(7,500)	-	(9,557)	-	-	(9,557)
Net loss	-	-	-	-	-	-	(1,038,011)	(1,038,011)
Balance as of March 31, 2025	-	$-	6,022,148	$6,050	$(31,702)	$10,368,414	$(8,813,712)	$1,529,050

Issuance of common stock for compensation	-	-	28,780	29	-	45,731	-	45,760
Issuance of common stock for services	-	-	14,091	14	-	22,389	-	22,403
Issuance of common stock upon exercise of warrants	-	-	1,455,990	1,456	-	9,214,964	-	9,216,420
Issuance of common stock upon cashless exercise of warrants	-	-	55,312	55	-	(55)	-	-
Stock-based compensation	-	-	-	-	-	567,042	-	567,042
Retirement of treasury stock	-	-	-	(28)	31,702	(31,674)	-	-
Net loss	-	-	-	-	-	-	(2,413,787)	(2,413,787)
Balance as of June 30, 2025	-	$-	7,576,321	$7,576	$-	$20,186,811	$(11,227,499)	$8,966,888

Issuance of common stock in asset acquisition of Nakamoto	-	-	22,321,142	22,321	-	24,977,358	-	24,999,679
Issuance of common stock in connection with PIPE Financings	-	-	346,192,232	346,192	-	521,038,761	-	521,384,953
Issuance of common stock in connection with At-the-Market Offering	-	-	1,362,340	1,362	-	5,658,613	-	5,659,975
Issuance of common stock in connection with acquisition of intangible assets	-	-	273,038	273	-	1,076,862	-	1,077,135
Issuance of common stock upon exercise of Pre-Funded Warrants	-	-	49,298,000	49,298	-	(49,298)	-	-
Issuance of common stock upon exercise of warrants	-	-	18	-	-	114	-	114
Issuance of common stock upon vesting of RSAs	-	-	129,743	130	-	(130)	-	-
Stock-based compensation	-	-	-	-	-	1,509,149	-	1,509,149
Net loss	-	-	-	-	-	-	(86,035,808)	(86,035,808)
Balance as of September 30, 2025	-	$-	427,152,834	$427,152	$-	$574,398,240	$(97,263,307)	$477,562,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

KINDLY MD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024

Cash flows from operating activities:
Net loss	$(89,487,606)	$(2,616,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,084,499	132,994
Bad debt expense	13,347	-
Depreciation	42,855	76,210
Loss on extinguishment of debt	14,454,485	38,889
Loss on acquisition of Nakamoto	59,743,812	-
Gain on change in fair value of derivative liability	-	(61,051)
Amortization of debt discounts	9,551	367,046
Realized loss from digital assets	1,411,204	-
Change in fair value of put option liability-related party	(21,845,000)
Unrealized loss from digital assets	22,105,029	-
Unrealized loss on investments	(948,635)	-
Amortization of right-of-use assets	128,407	75,226
Amortization of capitalized software	622,720	-
Common stock issued to employees	45,760	-
Common stock issued for services	22,403	-
Loss on disposal of property and equipment	6,434	-
Changes in operating assets and liabilities:
Accounts receivable	23,173	(17,322)
Inventories	4,300	60,452
Prepaid expenses and other current assets	(2,675,507)	(250,091)
Security deposits	1,275	-
Accounts payable accrued expenses	(1,596,538)	101,706
Customer deposits	(1,950)	(675)
Operating lease liabilities	-	(79,619)
Lease liability	(107,986)	-
Net cash used in operating activities	(15,943,968)	(2,172,361)

Cash flows from investing activities:
Purchases of property and equipment	-	(13,291)
Proceeds from sale of digital assets	40,000,110	-
Capitalized software, net	(234,382)	-
Purchase of digital assets	(681,247,326)	-
Investments in unconsolidated affiliates	(45,007,992)	-
Cash acquired in acquisition of Nakamoto	188,569	-
Net cash used in investing activities	(686,301,021)	(13,291)

Cash flows from financing activities:
Net proceeds from issuance of notes payable	191,850,000	45,000
Net proceeds from issuance of common shares and warrants in connection with a public offering	-	5,860,650
Proceeds from loan payable	203,017,500	-
Proceeds from issuance of common stock related to PIPE Financings	518,080,468	-
Proceeds from issuance of common stock issued for At-the-Market Offering	5,659,976	-
Proceeds from issuance of common stock related to exercise of warrants	9,216,534	-
Repurchase of treasury stock	(9,557)	-
Repayments of notes payable	(648,828)	(601,724)
Repayments of convertible notes payable	(203,000,000)	-
Repayments of finance lease liabilities	(9,645)	(830)
Net cash provided by financing activities	724,156,448	5,303,096

Net change in cash and cash equivalents	21,911,459	3,117,444

Cash and cash equivalents - beginning of period	2,273,624	525,500

Cash and cash equivalents - end of period	$24,185,083	$3,642,944

Supplemental cash flow information:
Cash paid for:
Interest	$-	$19,177
Income taxes	$-	$-
Non-cash investing and financing activities:
Debt discounts on notes payable	$-	$10,556
Fair value of derivative liability recognized upon issuance of notes payable	$-	$38,000
Extinguishment of derivative liability upon settlement of notes payable	$-	$219,949
Financed purchases of property and equipment	$-	$10,976
Operating lease right-of-use asset and liability measurement	$-	$27,724
Issuance of common stock for Convert Fee Shares	$3,304,485	$-
Issuance of common stock for Nakamoto acquisition	$24,999,679	$-
Issuance of digital assets and common stock for intangible asset acquisition	$3,009,281	$-
Issuance of common stock for cashless exercise of warrants	$49,353	$-
Debt discounts on notes payable	$11,454,485	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

KINDLY MD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

Kindly MD, Inc. (the “Company,” “KindlyMD,” “we,” “us,” or “our”) is a Utah corporation headquartered in Salt Lake City, Utah. The Company, and its wholly-owned subsidiaries, have historically been engaged in the healthcare sector focusing on holistic pain management. Recently, the Company began a Bitcoin treasury and investment strategy, involving the deployment of corporate treasury assets for the acquisition of Bitcoin and investing in Bitcoin focused companies globally.

Merger with Nakamoto Holdings, Inc.

On August 14, 2025, the Company acquired, in accordance with the terms of the Agreement and Plan of Merger (the “Merger Agreement”) dated May 12, 2025, the assets of Nakamoto Holdings, Inc. (“Nakamoto”), a privately held Bitcoin treasury company through a reverse triangular merger, whereby a wholly owned subsidiary of KindlyMD merged with and into Nakamoto, with Nakamoto surviving as a wholly owned subsidiary of the Company, in accordance with the Merger Agreement.

The stockholders of Nakamoto received 22,321,143 shares of KindlyMD common stock, par value $0.001 per share (“Common Stock”) as merger consideration (the “Merger”), based on the fair value of KindlyMD common stock price of $1.12 per share as set forth in the Merger Agreement entered into on May 12, 2025 and as of August 14, 2025, the date of the closing of the Merger Agreement (the “Closing”), resulting in total consideration of $24,999,679. See Note 3 – Asset Acquisition for additional information regarding the Merger.

Although the transaction was structured as a legal merger, Nakamoto (i) did not meet the definition of a business under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). And (ii) qualified as a variable interest entity (“VIE”) under ASC 810, Consolidation (“ASC 810”). Accordingly, the transaction was accounted for as a forward merger with KindlyMD being considered the primary beneficiary of Nakamoto. Further, in accordance with ASC 810 the Company recognized a loss on the acquisition measured as the difference between the fair value of the consideration paid and the net amount of Nakamoto’s identifiable assets and liabilities.

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed financial statements of KindlyMD have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X and the related rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). These interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the Form 10-K, as filed with the SEC on March 28, 2025 (“Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting of normal recurring accruals, have been made. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the entire year.

Fair Value Measurements

As defined in ASC 820, Fair Value Measurements and Disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3:	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The significant unobservable inputs used in the fair value measurement for nonrecurring fair value measurements of long-lived assets include pricing models, discounted cash flow methodologies and similar techniques.

Digital Assets

The Company accounts for its digital assets, which currently are comprised solely of Bitcoin, as indefinite-lived intangible assets in accordance with ASC Topic 350-60, “Intangibles—Goodwill and Other—Crypto Assets.” The Company has ownership of and control over its digital assets and may use third-party custodial services to secure it. The Company’s digital assets are initially recorded at cost and are subsequently remeasured on the balance sheet at fair value.

The Company determines the fair value of its digital assets on a recurring basis in accordance with ASC Topic 820, “Fair Value Measurement,” based on quoted prices on the active exchange that the Company has determined is its principal market for such digital assets (Level 1 inputs). The Company determines the cost basis of digital assets using the specific identification of each unit received. Realized and unrealized gains and losses from changes in the fair value of digital assets are recognized in the statement of operations.

The Company purchases Bitcoin for long-term investment. It intends to hold its digital assets for long-term gains and treats them as long-term capital assets for tax purposes. Unrealized gains/losses are treated as capital gains/losses for tax purposes. See “Note 4-Disaggregation of Revenues” for additional information regarding the Company’s purchases and sales of digital assets.

Fair Market Value

Digital assets are measured in their fair market values using the last close price of the day in the Coordinated Universal Time zone at each reporting period end on the balance sheet. The Company’s digital assets are presented as current assets.

Acquisitions

The Company accounts for acquisitions in accordance with ASC 805, “Business Combinations”. The Company evaluates each transaction to determine whether the acquired set of assets and activities constitute a business. If the acquired set meets the definition of a business, the transaction is accounted for as a business combination, and the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest at their respective acquisition date fair values. Any excess of the purchase consideration over the fair value of the net identifiable assets acquired is recorded as goodwill. If the acquired set does not meet the definition of a business, the transaction is accounted for as an asset acquisition, and the cost of the group of assets acquired are allocated to the individual assets acquired or liabilities assumed based on their relative fair value without giving rise to goodwill.

Investments in Equity Securities

The Company’s investments in equity securities primarily consist of minority, non-controlling interests in unconsolidated affiliates that do not provide the Company with the ability to exercise significant influence over the investees’ operating or financial policies. Accordingly, these investments are accounted for in accordance with ASC 321, “Investments – Equity Securities”.

Investments in publicly traded equity securities are measured at fair value, with unrealized gains and losses recognized in earnings for each reporting period. Fair value is based on quoted market prices of the investee’s common stock on the applicable exchange, re-measured into U.S. dollars using the period end spot foreign-exchange rate when denominated in a foreign currency.

Investments in privately held equity securities that do not have readily determinable fair values are accounted for under the measurement alternative in ASC 321-10-35-2. These investments are initially recorded at cost and are subsequently adjusted for observable price changes in orderly transactions for the identical or similar securities and for impairments when events or circumstances indicate the carrying amount may not be recoverable. Qualitative impairment assessments are performed quarterly and consider factors such as investee financial performance, macroeconomic conditions, and regulatory developments. See Note -11 Investments for further information.

For equity investments denominated in foreign currencies, changes in fair value reflect the combined effect of market price movements and foreign-currency re-measurement adjustments. For publicly traded equity securities measured at fair value through net income, all changes in fair value, including those resulting from currency translation, are recognized in earnings.

Related Parties

The Company identifies related parties and transactions with such parties in accordance with ASC 850, “Related Party Disclosures”. Related parties include affiliates, principal owners, directors, executive officers, and entities under common control. Transactions with related parties are recorded at amounts that are considered to approximate arm’s length terms. The Company discloses all material related party transactions and outstanding balances in the accompanying unaudited condensed consolidated financial statements and related footnotes.

Segments

As of September 30, 2025, The Company operates under a single reportable segment focusing on holistic pain management while deploying corporate treasury assets for the acquisition of Bitcoin. The deployment of corporate treasury assets for the acquisition of Bitcoin is in its early development. The determination of a single reportable segment is consistent with the financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer, who reviews and evaluates consolidated profit and loss and total assets for the purpose of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

Reclassifications

Certain reclassifications within the balance sheets and operating expenses have been made to the prior period’s financial statements to conform to the current period financial statement presentation. There is no impact in total to the results of operations and cash flows in all periods presented.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-08, “Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets,” which requires certain crypto assets to be measured at fair value in the statement of operations, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. ASU 2023-08 is effective for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. The Company adopted ASU 2023-08 on January 1, 2025.

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

NOTE 3—ASSET ACQUISITION

Merger with Nakamoto Holdings

On May 12, 2025, the Company entered into the Merger Agreement, by and among the Company, the Company’s newly formed, wholly-owned subsidiary Kindly Holdco Corp., a Delaware corporation (“Merger Sub”), Nakamoto, a Delaware corporation, and Wade Rivers, LLC, a Wyoming limited liability company.

On August 14, 2025 (the “Closing Date”), the Company effected a reverse triangular merger with Nakamoto, whereby Merger Sub merged with and into Nakamoto, with Nakamoto surviving as a wholly owned subsidiary of the Company (the “Surviving Corporation”), in accordance with the Merger Agreement (such transaction, the “Merger”). In connection with the Closing, the Company acquired all of the issued and outstanding securities of Nakamoto, a privately held Bitcoin treasury company.

Upon consummation of the Merger on the terms and subject to the conditions set forth in the Merger Agreement, the holders of Nakamoto Class A and Class B common stock (other than shares held in treasury or by dissenting stockholders) received an aggregate 22.3 million shares of Common Stock. Shares of Merger Sub’s common stock were converted into shares of common stock of the Surviving Corporation. No fractional shares were issued.

Concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (collectively, the “Initial Subscription Agreements”) with certain accredited investors (the “Initial Subscribers”) in an aggregate amount of approximately $512 million, pursuant to which the Company agreed to issue, and the Initial Subscribers agreed to purchase, shares of Common Stock at a purchase price of $1.12 per share and/or pre-funded warrants to purchase shares of Common Stock (the “Pre-Funded Warrants”), in a private placement (the “Initial PIPE Financing”). Additionally, the Company entered into a Secured Convertible Debenture Purchase Agreement (the “Debenture Purchase Agreement”) with YA II PN, Ltd., an investment fund managed by Yorkville Advisors (the “Convert Investor”), under which the Company agreed to sell and issue to the Convert Investor a secured convertible debenture (the “Convertible Debenture”) in aggregate principal amount of $200.0 million (the “Principal Amount”) in exchange for cash or Bitcoin equal to 96.0% of the Principal Amount (the “Debt Financing”).

Additionally, on June 19, 2025, the Company subsequently entered into additional subscription agreements, (the “Additional Subscription Agreements” and, together with the Initial Subscription Agreements, the “Subscription Agreements”), with certain new and/or existing investors (the “Additional Subscribers” and, together with the Initial Subscribers, the “Subscribers”) in an aggregate amount of $28.4 million. Under these Additional Subscription Agreements, the Company agreed to issue and sell to the Additional Subscribers shares of Common Stock at a purchase price of $5.00 per share in a private placement on substantially similar terms as the Initial Subscription Agreements (the “Additional PIPE Financing” and, together with the Initial PIPE Financing, the “PIPE Financings”).

Accounting for the Merger

Pursuant to the Merger Agreement, the stockholders of Nakamoto received 22,321,143 shares of Common Stock as consideration for the Merger. Such shares of Common Stock were issued on August 14, 2025, based on the fair value of $1.12 per share, resulting in total consideration of $24,999,679. The stock price of $1.12 per share was determined based on the price of the Company’s Common Stock in the PIPE Financings that closed on the same date, in which the Company issued 346,192,232 shares of Common Stock to certain accredited investors. The Company concluded that the $1.12 per share price used in the PIPE Financings more accurately represented the fair value of the Common Stock on the acquisition date than the closing market price of $15.02 per share reported on the Nasdaq Stock Market.

Prior to the consummation of the PIPE Financings and Merger, the Company had 7,576,321 shares of Common Stock issued and outstanding. The Company determined that the significant increase in the number of shares outstanding and the contemporaneous pricing established through the PIPE Financings reflected a more representative and reliable measure of the fair value of the Common Stock for purposes of valuing the purchase consideration in accordance with ASC 805, “Business Combinations” and ASC 820, Fair Value Measurement” as the PIPE Financings should be considered the principal market for our outstanding common shares.

Although the transaction was structured as a legal merger, management concluded that Nakamoto did not meet the definition of a business under ASC 805, “Business Combinations.”.

In addition, (i) Nakamoto qualified as a variable interest entity at the acquisition date (“VIE”) under ASC 810, “Consolidation”, as its pre-Merger equity capitalization was not sufficient to finance its activities without additional subordinated financial support, and (ii) KindlyMD was the primary beneficiary of Nakamoto. As such, KindlyMD recognized a $59,753,811 loss on the acquisition measured as the difference between the fair value of the consideration paid and the net amount of Nakamoto’s identifiable assets and liabilities measured in accordance with ASC 805, which was primarily comprised of the put option liability.

Loss on Acquisition Calculation

As discussed above, the Company recognized a loss of $59,753,811 on the acquisition of Nakamoto in accordance with ASC 810-10-30, calculated by the difference between the sum of the fair value of the consideration paid and the net amount of the VIE’s identifiable assets and liabilities recognized and measured in accordance with ASC 805.

The recognized loss on the acquisition as of August 14, 2025 was calculated as follows:

August 14, 2025
Fair value of equity consideration	$24,999,679
Less: Assets acquired	(188,569)
Add: Liabilities assumed	7,628,701
Add: Put Option liability	27,314,000
Loss on acquisition of Nakamoto	$59,753,811

Put Option Liability – BTC Marketing and Sales Agreement

In connection with the Merger, the Company assumed a Marketing and Sales Agreement from Nakamoto (the “BTC Media Agreement”) with BTC Inc. (“BTC”). The BTC Media Agreement provides for certain marketing and promotional rights and includes put and call options (collectively, the “Options”) that permit either the Company to acquire, or shareholders of BTC to sell, all of their equity interests in BTC. The call/put option had an exercise period of 36 months beginning with the date of the merger.

If exercised, the Options would be settled through the issuance of shares of Common Stock, with the number of shares determined based on BTC’s enterprise valuation (calculated as BTC’s EBITDA multiplied by an agreed upon multiple) divided by the PIPE Financing price of $1.12 (“the call consideration”).

The Company evaluated the put and call options in the BTC Media Agreement under the relevant accounting guidance, including ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging” as follows:

●	ASC 480 – the Options do not meet the definition of mandatorily redeemable financial instruments due to settlement being conditional upon the occurrence of a future Qualifying Event and is exercisable at the option of the respective counterparties. Furthermore, the BTC Media Agreement does not embody an unconditional obligation to transfer cash or other assets, nor does it require the Company to repurchase its own shares. Finally, the instrument does not represent an obligation to issue a variable number of shares as the monetary value is primarily based on the fair value of the Company’s equity shares. Therefore, the Options are not within the scope of ASC 480.
●

ASC 815-40 – the Options were assessed to determine whether they were indexed to the Company’s own stock. To that extent, the Company concluded that the exercise price was not indexed to the Company’s stock as the consideration to be transferred was also indexed to BTC’s EBITDA over a (to be determined) period of time. As such, the Company concluded that the options were therefore not eligible for equity classification.

●	ASC 815 – the Options do not meet all the characteristics of a derivative instrument under ASC 815-10-15-83. The BTC Media Agreement requires an initial net investment commensurate with the acquisition of Nakamoto, and the Options cannot be settled on a net basis as physical settlement through share issuance is required. As such, the Options fail the criteria necessary to qualify as derivatives under ASC 815.

Based on the above, the Company concluded that the put and call options, which are potentially indexed to, and potentially settled in the Common Stock, should be considered a non-derivative liability in accordance with ASC 815-40 and should therefore be re-measured to fair value at the end of each reporting period. As of the date of the transaction, the Company concluded that the call/put option was a liability with a fair value of $27,314,000. Further, upon re-measurement of the put option as of September 30, 2025, the Company determined that the fair value of the put option liability was $5,469,000. The $21,845,000 change in fair value was recognized as a gain in the unaudited condensed consolidated statement of operations under other income (expense) during the three months ended September 30, 2025 and was primarily the result of the decrease in fair value the Company’s Common Stock as of September 30, 2025 as compared to the fair value as of August 14, 2025.

As discussed below, the Company considers BTC. to be a related party as it has significant influence over that entity. To that extent, the Company determined that the call option should not be considered in-substance Common Stock (resulting in recognition using the equity method investment) as the call option does not have risks and rewards that are substantially similar to an investment in that entity’s common stock.

NOTE 4—DISAGGREGATION OF REVENUES

The Company’s revenues are disaggregated based on revenue type, including (i) healthcare services, (ii) product retail sales, and (iii) service affiliate agreements.

The Company’s net revenues for the three and nine months ended September 30, 2025 and 2024 are disaggregated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Patient care services	$388,041	$627,144	$1,367,016	$2,021,912
Product retail sales	168	(1,709)	1,479	71,609
Service affiliate agreements	-	22,432	7,896	22,432
Total net revenues	$388,209	$647,867	$1,376,391	$2,115,953

The Company earned $356,548 in reimbursements from insurance payers during the three months ended September 30, 2025, representing a 234.6% increase from the $106,567 in reimbursements from insurance payers earned during the three months ended September 30, 2024. The Company earned $673,547 in reimbursements from insurance payers during the nine months ended September 30, 2025, representing a 189.3% increase from the $232,842 in reimbursements from insurance payers earned during the nine months ended September 30, 2024.

NOTE 5—DIGITAL ASSETS

Digital assets consisted of the following at September 30, 2025:

	September 30, 2025
Digital assets held:	Units	Cost Basis	Fair Value
Bitcoin	5,398	$681,247,326	$615,798,837

As of September 30, 2025, the Company has purchased 5,765 Bitcoin at a weighted average price of $118,204.88 per Bitcoin for approximately $681 million. The Company has utilized 367 Bitcoin for strategic investments and holds 5,398 Bitcoin.

As of September 30, 2025, 2,903 of the Company’s 5,398 Bitcoin were pledged as collateral in connection with an outstanding loan with a third-party lender (see Note 9 – Debt). The pledged Bitcoin can be rehypothecated, loaned, or sold by the lender under the terms of the collateral arrangement. The remaining Bitcoin are held with a third-party custodian and are considered under the Company’s control.

During the three and nine months ended September 30, 2025, the Company recognized an unrealized loss from remeasurement of digital assets of $22,066,010 and $22,105,029, respectively.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Leasehold improvements	$107,806	$127,489
Furniture	57,301	70,070
Computer software and equipment	94,996	94,996
Medical equipment	10,976	10,976
Total property and equipment	271,079	303,531
Less accumulated depreciation	(197,412)	(180,576)
Total property and equipment, net	$73,667	$122,955

Property and equipment, net, is included within “Other current assets” on the accompanying unaudited condensed consolidated balance sheets. Depreciation expense for the three months ended September 30, 2025 and 2024, was $10,392 and $25,576, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024, was $42,855 and $76,210, respectively.

NOTE 7—CAPITALIZED SOFTWARE

Capitalized software consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
EDM software	$622,008	$388,338
Total capitalized software	622,008	388,338
Less accumulated amortization	(622,008)	-
Total capitalized software, net	$-	$388,338

Capitalized costs for in-process internal-use software development primarily consist of direct and contracted labor and related expenses for developing internal systems and tools, and cloud-based solutions, including the Company’s Enterprise Data Management (“EDM”) system. These costs are not amortized until it is available for its intended use. Capitalized software is included within “Other current assets” on the accompanying unaudited condensed consolidated balance sheets.

During the three and nine months ended September 30, 2025, the Company capitalized software costs of $2,147 and $233,670, respectively. There was no capitalized software during the three and nine months ended September 30, 2024.

During the three and nine months ended September 30, 2025, the Company, due to its decision to no longer continue with its EDM project, wrote off the outstanding balance of capitalized software, resulting in a $622,008 loss on disposal of assets as recorded on the unaudited condensed consolidated statement of operations.

NOTE 8—LEASES

Operating Leases

The following was included in the condensed balance sheets at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$513,244	$641,651

Operating lease liabilities, current portion	126,807	138,743
Operating lease liabilities, long-term	399,967	496,017
Total operating lease liabilities	$526,774	$634,760
Weighted-average remaining lease term (years)	5.5	5.8
Weighted-average discount rate	8.5%	9.0%

The components of lease expense consisted of the following for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$50,474	$31,414	$152,781	$100,699
Variable lease expense	(8,387)	3,854	(22)	4,906
Total lease expense	$42,087	$32,268	$152,759	$105,605

Operating lease right-of-use assets is included within “Other current assets” on the accompanying unaudited condensed consolidated balance sheets. Cash payments included in the measurement of our operating lease liabilities were $50,423 and $32,969 for the three months ended September 30, 2025 and 2024, respectively. Cash payments included in the measurement of our operating lease liabilities were $152,781 and $33,214 for the nine months ended September 30, 2025 and 2024, respectively. The decrease in respective periods was primarily due to the closing of redundant office locations.

Estimated future minimum payments of operating leases for the next five years consists of the following as of September 30, 2025:

Year Ending December 31,	Amount
2025 (remaining)	$41,614
2026	164,150
2027	86,366
2028	87,444
2029	83,887
Thereafter	175,400
Total	638,861
Less: imputed interest	(112,087)
Total operating lease liabilities	$526,774

Finance Leases

The following was included in the condensed balance sheets at September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Leased equipment (property and equipment)	$10,976	$10,976
Less: accumulated depreciation	(3,293)	(1,646)
Total leased equipment, net	$7,683	$9,330

Finance lease liabilities, current portion	-	2,030
Finance lease liabilities, long-term	-	7,615
Total finance lease liabilities	$-	$9,645

Weighted-average remaining lease term (years)	-	4.6
Weighted-average discount rate	-%	2.0%

NOTE 9—DEBT

Promissory Note.

On May 12, 2025, the Company entered into a non-interest bearing promissory note in favor of BTC with a principal amount up to $1,750,000 (the “BTC Note”). Pursuant to the terms of the BTC Note, BTC could make advances to the Company in an aggregate principal amount not to exceed $1,750,000, with individual advances capped at $350,000 in any calendar month. The BTC Note matured on the Closing Date. The Company did not draw any proceeds against the BTC Note and the BTC Note was terminated on August 14, 2025.

Convertible Debenture

On May 12, 2025, and in conjunction with the Merger with Nakamoto, see Note 3 – Asset Acquisition, the Company entered into the Debenture Purchase Agreement with the Convert Investor in connection with the Debt Financing. The aggregate Debt Financing costs included, resulted in a debt discount of $8,150,000 being recorded.

The Convertible Debenture had an interest rate of 0.0% per annum for the first two years, and 6.0% per annum for the third year and was payable on the third-year anniversary of the issuance date or earlier redemption. The interest rate would increase to a rate of 18.0% per annum upon the occurrence and during the continuance of an event of default. The Convertible Debenture was secured by Bitcoin having a value of not less than $400 million within 10 business days following the Merger. The Bitcoin serving as collateral for the obligations under the Convertible Debenture was at all times to be held by a special purpose “digital asset subsidiary” that fully guaranteed the obligations of the Company under the Convertible Debenture.

The Convert Investor could convert all or any portion of the Principal Amount, together with any accrued and unpaid interest, at an initial conversion rate of $2.80, which was subject to a one-time down round only reset. The Convert Investor was not permitted to convert the Convertible Debenture to the extent that the shares of Common Stock issuable upon conversion of the Convertible Debenture would exceed 19.99% of the Company’s outstanding shares immediately prior to executing the Debenture Purchase Agreement without prior stockholder approval.

The Company had the right to redeem the Convertible Debenture if (i) the volume-weighted average price of the Common Stock is less than the Fixed Price (as defined in the Convertible Debenture) and it provides the Convert Investor at least ten (10) trading days’ notice, or (ii) the volume-weighted average price of the Common Stock is equal to or greater than $4.50 and it provides the Convert Investor at least thirty (30) trading days’ notice, and in each case, at a redemption price equal to 101.5% of the Principal Amount redeemed plus accrued and unpaid interest thereon if redeemed within the first twelve (12) months, 103.0% if redeemed between twelve (12) and twenty-four (24) months, and 105.0% if redeemed between twenty-four (24) and third-six (36) months (the “Payment Premium”). Following such notice and prior to the respective redemption, the Convert Investor would have the right to elect to convert all or any portion of the outstanding principal plus all accrued and unpaid interest, plus the Payment Premium.

The Company evaluated the Convertible Debenture for potential embedded derivatives under ASC 815, “Derivatives and Hedging”. The Company concluded that the only potential embedded features were (i) the conversion option and (ii) the Company’s optional redemption provisions. After concluding that the embedded features satisfied the separation criteria in ASC 815-15-25, the Company then assessed the embedded options to determine whether they satisfied the scope exception outlined in ASC 815-40. To that extent, the Company concluded that the embedded features were both indexed to their stock and could be classified in stockholders’ equity. As such, the embedded options were not bi-furcated and accounted for separately.

In addition, the Company issued 3,000,000 shares of Common Stock (the “Convert Fee Shares”) to the Convert Investor as payment for the Convert Investor’s fees for entering into that certain Debenture Purchase Agreement. The Convert Fee Shares were issued with a fair value of $1.12 per share, resulting in a debt discount on a relative fair value basis of $3,304,485. The Company recorded $188,545,515 of Convertible Debenture upon issuance, net of debt discount.

The Company executed its option of redemption, effective on September 29, 2025. As of September 30, 2025, the Convertible Debenture was fully repaid and there was no outstanding principal or accrued interest related to the Convertible Debenture. As a result of the extinguishment, the Company recorded a loss on debt extinguishment of $14,454,485.

Naka SPV2 Credit Facility

On September 30, 2025, the Company, through its subsidiary Naka SPV2, LLC, a Delaware limited liability company (“Naka”), entered into a Credit Facility Agreement with Two Prime Lending Limited, a limited company existing under the laws of the British Virgin Islands, (the “Naka Credit Facility”), for an aggregate principal amount of $203,017,500. The Naka Credit Facility has an interest rate of 8.5% per annum and matures on September 30, 2026. The Company used proceeds of the Naka Credit Facility to satisfy its obligations in full under its outstanding Convertible Debenture.

Management deemed, under the guidance of ASC 470-50, “Debt-Modifications and Extinguishments”, that the satisfaction of the Convertible Debenture with the funds from the Naka Credit Facility qualified for debt extinguishment accounting. As a result, the Company recorded a loss on extinguishment of debt of $14,454,485 in other expenses and income on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025. The outstanding amount under the Naka Credit Facility was reduced to $0 with proceeds from a loan entered into on October 6, 2025 (see Note 15 - Subsequent Events). The Naka Credit Facility is an uncommitted guidance line of credit and will remain open and available to Naka for future borrowings through September 30, 2026.

Loan Agreement

On October 6, 2025, Naka entered into a Master Loan Agreement with Antalpha Digital Pte. Ltd. a private company organized under the laws of Singapore (“Holder”) (such Master Loan Agreement being referred to as, the “Loan Agreement”). The Holder extending a term loan facility in an aggregate principal amount of 206,000,000 USDT (the “Loan”), bearing interest of 7.0% per annum.

The Loan had an initial maturity date of November 6, 2025, subject to an optional maturity date extension of an additional 30 days at the election of Naka. Naka elected to extend the maturity date and the Loan will now mature on December 6, 2025. The loan is currently prepayable without premium or penalty. The obligations under the Loan Agreement are secured solely by Bitcoin or other digital assets agreed to by Naka and Holder, and are subject to customary affirmative and negative covenants, loan-to-value requirements, representations and warranties, and events of default. The collateral for the Loan is held by Holder.

Naka used the proceeds of the Loan to satisfy its existing obligations in full under that certain Naka Credit Facility, dated as of September 30, 2025, between the Company and Holder and for expenses incurred in connection with the Loan Agreement. As of the date of this filing, the Company has added to the collateral balance to maintain levels required under the Loan Agreement.

As of the date of this filing, the Naka Credit Facility remains open and has no principal drawn against it.

NOTE 10—STOCKHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2025 and December 31, 2024, the Company was authorized to issue 10,000,000 shares of preferred stock. As of September 30, 2025 and December 31, 2024, the Company had no shares of preferred stock issued and outstanding for either period.

Common Stock

On May 20, 2025, the board of directors of the Company (the “Board”) and a majority of the stockholders of the Company approved the Second Amended and Restated Articles of Incorporation (the “Amended Articles”), which became effective upon filing with the Utah Division of Corporations on August 11, 2025. The Amended Articles increase the authorized shares of Common Stock to 10,000,000,000, from 100,000,000, among other changes.

As of September 30, 2025 and December 31, 2024, the Company was authorized to issue 10,000,000,000 and 100,000,000 shares of Common Stock, respectively. As of September 30, 2025, the Company had 427,152,834 shares of Common Stock issued and outstanding. As of December 31, 2024, the Company had 6,050,148 shares of Common Stock issued and 6,029,648 shares of Common Stock outstanding.

Warrants

As of September 30, 2025, the Company has 85,091,274 warrants exercisable and outstanding. The outstanding warrants have a weighted-average remaining contractual life of 0.28 years and a total intrinsic value of $90,333,464.

At-The-Market Offering

On August 26, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC; Cantor Fitzgerald & Co.; B. Riley Securities, Inc.; The Benchmark Company, LLC; Canaccord Genuity LLC; Cohen & Company Capital Markets (a division of Cohen & Company Securities, LLC); Craig-Hallum Capital Group LLC; Needham & Company, LLC; and Yorkville Securities, LLC (collectively, the “Agents”).

Pursuant to the Sales Agreement, the Company may, at its option and from time to time, offer and sell shares of its Common Stock, through the Agents having an aggregate gross sales price of up to $5,000,000,000.

For the three months ended September 30, 2025, the Company sold 1,362,340 shares of Common Stock at an average price of $4.15 per share, for aggregate cash proceeds of $5,659,975, net of issuance costs.

NOTE 11—INVESTMENTS

Treasury B.V.

On September 4, 2025, Nakamoto, the Company’s wholly-owned subsidiary, made an investment in Treasury B.V., a private limited liability company under the laws of the Netherlands (the “Minority Investment”). In connection with the Minority Investment, Nakamoto entered into a Private Deed of Issuance by and among Treasury, Stichting Administratiekantoor Treasury, a foundation under the laws of the Netherlands (“Stichting”), and Nakamoto, pursuant to which Treasury agreed to issue to Stichting 1,363,027 (the “Issuance”) ordinary shares of Treasury, par value €0.01 (the “Treasury Shares”), in exchange for €12,835,870.08 (approximately $15.0 million). In connection with the Minority Investment, Stichting issued 1,363,027 depositary receipts, representing each of the Treasury Shares, to Nakamoto in exchange for a subscription price of approximately €9.42 (approximately $10.98) per depositary receipt, for an aggregate of €12,835,870.08 (approximately $15.0 million) to be paid directly to Treasury by Nakamoto in USD Coin (USDC).

Nakamoto accounted for its investment in accordance with ASC 321, “Investments-Equity Securities”. Accordingly, the investment is recorded as an equity security without a readily determinable fair value and is measured at cost and is measured for impairment at each reporting period. As of September 30, 2025, the Company did not record impairment and the carrying amount of the investment is $15 million.

Metaplanet Inc.

On September 9, 2025, Nakamoto, a wholly-owned subsidiary of the Company, made a commitment to purchase up to $30 million of shares of common stock of Metaplanet Inc. (the “Metaplanet Stock”), a corporation organized under the laws of Japan, (TSE: 3350) (OTC:MTPLF) (“Metaplanet”), in connection with Metaplanet’s previously announced international equity financing (the “International Offering”).

Nakamoto paid a purchase price of $3.751 per share for a total of 8,000,000 of Metaplanet Stock. The International Offering closed on September 17, 2025. No separate share purchase agreement or subscription document was required to be signed by the Company in connection with its commitment.

Although both David Bailey, KindlyMD’s Chief Executive Officer and Chairman of the Board, and Tyler Evans, KindlyMD’s Chief Investment Officer, hold certain advisory and board positions with Metaplanet, management concluded that Nakamoto does not exercise significant influence over Metaplanet’s operating or financial policies. As such, the investment in Metaplanet is recognized at fair value in accordance with ASC 321.

Because the Metaplanet Stock is publicly traded on the Tokyo Stock Exchange, the investment has a readily determinable fair value. Therefore, the investment will be measured at fair value with changes in fair value recognized in net income. To that extent, the investment was initially recorded at its cost basis of $30,007,992 as of the commitment date. As of September 30, 2025, the carrying amount of the investment is $30,956,627. For the three and nine months ended September 30, 2025, the Company recorded an unrealized gain on investment of $930,431, net of a loss on foreign currency re-measurement of $253,996, in other expenses and income on the unaudited condensed consolidated statements of operations.

NOTE 12-FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein represent management’s best estimate of fair value as of and during the three and nine months ended September 30, 2025. The Company measures the investment in Metaplanet at fair value on a recurring basis in accordance with ASC 820, “Fair Value Measurement”. Fair value represents the price that would be received to sell the investment in an orderly transaction in the principal market at the measurement date.

The fair value of the Metaplanet Stock is based on quoted market prices on the Tokyo Stock Exchange, translated into U.S. dollars using the spot exchange rate at the balance sheet date. Due to the fair value being derived from observable and unadjusted quoted prices in active markets for identical assets, the measurement is classified as a Level 1 input in the fair value hierarchy.

The fair value of the put option liability is measured using certain valuation techniques, including market comparable companies and an option model, which incorporates significant unobservable inputs, including management’s estimates regarding expected cash flows, probability of exercise, counterparty behavior, discount rates, equity volatility and other assumptions that market participants would use in pricing the obligation. Due to the valuation of the put option relies on unobservable inputs, the liability is classified within Level 3 of the fair value hierarchy. Generally, increases in expected cash flows, probability of exercise, or equity volatility would result in a higher fair value of the liability, whereas increases in discount rates would result in a lower fair value.

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2025:

Assets	Level 1	Level 2	Level 3	Total
Equity securities – Metaplanet, Inc.	$30,956,627	$-	$-	$30,956,627
Total assets at fair value	$30,956,627	$-	$-	$30,956,627

Liabilities	Level 1	Level 2	Level 3	Total
Put option liability-related party	$-	$-	$5,469,000	$5,469,000
Total liabilities at fair value	$-	$-	$5,469,000	$5,469,000

There were no transfers between Level 1, Level 2, or Level 3 during the periods presented.

The following table presents quantitative information about the significant unobservable inputs used in the Company’s Level 3 fair value measurements as of September 30, 2025:

Instrument	Valuation Technique	Significant Unobservable Inputs	Input(s) Used
Put option liability	Correlated Monte Carlo Simulation	Equity volatility - BTC	56.7%
		Equity volatility - Kindly	77.4%
		Expected term	Through January 30, 2026
		Risk-free rate	3.88%
		Discount for lack of marketability	5.1%
		Correlation coefficient	0.90

NOTE 13—RELATED PARTY TRANSACTIONS

As described in Note 3 – Asset Acquisition, the Company acquired Nakamoto during August of 2025. As part of the acquisition, the Company assumed a BTC Media Agreement, which included both a i) call option to acquire the outstanding shares of BTC and ii) a corresponding put option allowing shareholders of BTC to sell all of their outstanding shares to KindlyMD based on a to-be-determined amount of Common Stock (i.e., the “call consideration amount”). The Company determined that BTC inc. should be considered a related party as David Bailey, KindlyMD’s Chief Executive Officer and Chairman of the Board and Tyler Evans, KindlyMD’s Chief Executive Officer, are also the a director of the board and chief executive officer and chief investment officer of BTC, respectively, and therefore have significant influence over that entity. To comply with the requirements of Rule 4-08(k) of Regulation S-X and ASC 850, the Company has presented both the put option liability and change in put option liability as related party amounts in its condensed consolidated financial statements as of and for the period ended September 30, 2025.

NOTE 14 – SEGMENT INFORMATION

As of September 30, 2025, The Company operates as a single reportable segment focusing on holistic pain management while deploying corporate treasury assets for the acquisition of Bitcoin. The deployment of corporate treasury assets for the acquisition of Bitcoin is in its early development. The determination of a single reportable segment is consistent with the financial information regularly provided to the Company’s CODM.

In addition to the significant expense categories included within net loss presented on the Company’s unaudited condensed consolidated statements of operations, see below for disaggregated amounts that comprise professional fees, insurance, and marketing expense:

	For The Three Months Ended September 30,
	2025	2024
Professional expenses	$2,543,651	$171,884
Personnel expenses	5,798,570	1,138,561
Cost of revenues	2,015	7,790
Research and development	-	-
Insurance	525,242	75,457
Marketing expenses	304,104	45,884
Depreciation	10,392	25,576
Other expenses*	1,609,757	232,533
Total operating expenses	$10,793,731	$1,697,685

*	Other expenses are materially comprised of rent, insurance, stock-based compensation, amortization, licenses, dues and subscriptions, travel and entertainment, and merchant fees.

	For The Nine Months Ended September 30,
	2025	2024
Professional expenses	$3,626,046	$486,801
Personnel expenses	8,458,035	2,648,814
Cost of revenues	17,481	77,481
Research and development	101	377,731
Insurance	715,164	109,074
Marketing expenses	354,742	148,127
Depreciation	42,855	76,210
Other expenses*	2,000,721	515,853
Total operating expenses	$15,215,145	$4,440,091

*	Other expenses are materially comprised of rent, insurance, stock-based compensation, amortization, licenses, dues and subscriptions, travel and entertainment, and merchant fees.

NOTE 15—SUBSEQUENT EVENTS

The Company entered a Loan Agreement on October 6, 2025 as further described in Note 9 – Debt. The Company used the proceeds of the Loan to satisfy its existing obligations in full under that certain Naka Credit Facility, dated as of September 30, 2025, between the Company and Two Prime Lending Limited, and for expenses incurred in connection with the Loan Agreement. As of the date of this filing, the Company has added to the collateral balance of the Loan Agreement to maintain levels required under the Loan Agreement. Furthermore, the Company has not drawn on funds from the Naka Credit Facility since satisfying the account entirely.

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

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q for the three months ended September 30, 2025 (“Form 10-Q”) contains “forward-looking statements”, within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. When used in the Form 10-Q, the words “anticipate,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements may contain those words. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are not guarantees for future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the Company’s control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

●	Our ability to raise capital is necessary to sustain our anticipated operations and implement our business plan,
●	Our ability to implement our business plan,
●	Our ability to generate sufficient cash to survive,
●	The degree and nature of our competition,
●	The lack of diversification of our business plan,
●	The general volatility of the capital markets and the establishment of a market for our shares,
●	the potential impact of a prolonged government shutdown;
●	Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police, and military activities overseas and other disruptive worldwide political and economic events and environmental weather conditions, and
●	Our ability to implement our Bitcoin treasury strategy and its effects on our business.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 28, 2025 (the “Form 10-K”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and also with our audited consolidated financial statements and notes thereto included in our Form 10-K.

Unless the context otherwise requires, references to the “Company”, “KindlyMD”, “we”, “us”, and “our” in this section are intended to mean the business and operations of Kindly MD, Inc. and its consolidated subsidiaries.

Overview

Healthcare Operations

KindlyMD is a patient-first healthcare company redefining value-based care and patient-centered medical services. Formed in 2019, our Company leverages data analysis to deliver evidence-based, personalized solutions in order to reduce opioid use, improve health outcomes faster, and provide algorithmic guidance on the use of alternative medicine in healthcare.

Our Company’s unique value proposition is to provide a patient-focused healthcare experience that integrates traditional medical evaluation and management with mental health integration and compliant alternative medicine education and inclusion. We focus on creating personalized care plans for each individual that get people back to work and life faster, reduce opioid use, and have high patient satisfaction. Our Company believes these methods to be superior in managing the root cause of symptoms and improving health outcomes faster. Our competitive advantage lies in our integrated approach to health care services combined with a deep commitment to capturing and utilizing patient data to drive informed, evidence-based care decisions to achieve better health outcomes.

Our specialty outpatient clinical services are reimbursed by Medicare, Medicaid, and commercial insurance contracts as well as offered on a fee-for-service basis. We offer outpatient and telemedicine evaluations and management of, but not limited to pain, functional medicine, cognitive behavioral therapy, recovery support services, overdose education efforts, peer support, limited urgent care, preventative medicine, medically managed weight loss, and hormone therapy.

Our providers are experts in de-prescribing and using alternatives to opioids, such as medical cannabis and other prescription and non-prescription alternatives.

We are most successful when patients report positive health outcomes and high satisfaction as a result of our care.

Bitcoin Treasury Operations

Our operational focus on acquiring and holding Bitcoin and our vision to adopt a Bitcoin treasury strategy began through our merger (the “Merger”) with Nakamoto Holdings Inc., a privately held Bitcoin treasury company (“Nakamoto”) on August 14, 2025, pursuant to that certain Agreement and Plan of Merger dated May 12, 2025, by and among our Company, Nakamoto, and the other parties thereto (the “Merger Agreement”). In addition to directly acquiring and holding Bitcoin, our strategy includes investing in securities of other Bitcoin-treasury companies and select operating businesses in the Bitcoin ecosystem to accelerate network effects and broaden access to Bitcoin-native balance sheets. We seed and support Bitcoin treasury companies globally, alongside capital formation to expand corporate Bitcoin holdings.

Our Company’s Bitcoin strategy will generally involve, from time to time, subject to market conditions, (i) issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase additional Bitcoin and (ii) acquiring Bitcoin with our liquid assets that exceed working capital requirements. We intend to fund further Bitcoin acquisitions primarily through issuances of our shares of common stock, par value $0.001 per share (the “Common Stock”) and a variety of fixed-income instruments, including debt, convertible notes and preferred stock.

We view our Bitcoin holdings as long-term holdings and expect to continue to accumulate Bitcoin in the future. We have not set any specific target for the amount of Bitcoin we seek to hold and will continue to monitor market conditions in determining whether to engage in additional financings to purchase additional Bitcoin. Our overall strategy will also contemplate that we may (i) enter into additional capital raising transactions that are collateralized by our Bitcoin holdings, and (ii) consider pursuing strategies to create income streams or otherwise generate funds using its Bitcoin holdings.

Recent Developments

Merger with Nakamoto Holdings, Inc.

As further described in Note 3 – Asset Acquisition, On August 14, 2025, we completed our Merger with Nakamoto, a Bitcoin treasury strategy company, through a reverse triangular merger. The acquisition was effectuated through the issuance of approximately 22 million common shares to the acquiree.

Concurrently with the execution of the Merger Agreement, we entered into subscription agreements (collectively, the “Initial Subscription Agreements”) with certain accredited investors (the “Initial Subscribers”) in an aggregate amount of approximately $512 million, pursuant to which we agreed to issue, and the Initial Subscribers agreed to purchase, shares of Common Stock at a purchase price of $1.12 per share and/or pre-funded warrants to purchase shares of Common Stock (the “Pre-Funded Warrants”), in a private placement (the “Initial PIPE Financing”). Additionally, we entered into a Secured Convertible Debenture Purchase Agreement (the “Debenture Purchase Agreement”) with YA II PN, Ltd., an investment fund managed by Yorkville Advisors (the “Convert Investor”), under which we agreed to sell and issue to the Convert Investor a secured convertible debenture (the “Convertible Debenture”) in aggregate principal amount of $200.0 million (the “Principal Amount”) in exchange for cash or Bitcoin equal to 96.0% of the Principal Amount (the “Debt Financing”). Additionally, on June 19, 2025, the Company subsequently entered into additional subscription agreements, (the “Additional Subscription Agreements” and, together with the Initial Subscription Agreements, the “Subscription Agreements”), with certain new and/or existing investors (the “Additional Subscribers” and, together with the Initial Subscribers, the “Subscribers”) in an aggregate amount of $28.4 million. Under these Additional Subscription Agreements, the Company agreed to issue and sell to the Additional Subscribers shares of Common Stock at a purchase price of $5.00 per share in a private placement on substantially similar terms as the Initial Subscription Agreements (the “Additional PIPE Financing” and, together with the Initial PIPE Financing, the “PIPE Financings”).

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table sets forth key components of our results of operations during the three months ended September 30, 2025 and 2024, both in dollars and as a percentage of our revenues:

	For the Three Months Ended September 30,
	2025		2024
	Amount	% of Revenues	Amount	% of Revenues

Net Revenues	$388,209	100.0%	$647,867	100.0%

Operating Expenses
Cost of revenues	2,015	0.5%	7,790	1.2%
Salaries and wages	5,798,570	1,493.7%	1,138,561	175.7%
General and administrative	4,982,754	1,283.5%	525,758	81.2%
Research and development	-	0.0%	-	0.0%
Depreciation	10,392	2.7%	25,576	3.9%
Total Operating Expenses	10,793,731	2,780.4	1,697,685	262.0%

Loss from Operations	(10,405,522)	(2,680.4)%	(1,049,818)	(162.0)%

Other Income (Expense)
Other income	138,305	35.6%	45,330	7.0%
Other expense	(235,792)	(60.7)%
Interest expense	-	0.0%	(9,659)	(1.5)%
Realized loss on digital assets	(1,411,204)	(363.5)%	-	0.0%
Unrealized loss on digital assets	(22,066,010)	(5,684.1)%	-	0.0%
Unrealized gain on investments	930,431	239.7%	-	0.0%
Change in fair value of put liability-related party	21,845,000	5,627.1%	-	0.0%
Loss on disposal of property and equipment	(622,720)	(160.4)%	-	0.0%
Loss on extinguishment of debt	(14,454,485)	(3,723.4)%	-	0.0%
Loss on acquisition of Nakamoto	(59,753,811)	(15,392.2)%	-	0.0%
Gain on change in fair value of derivative liabilities	-	-	-	0.0%
Total Other Expense	(75,630,286)	(19,481.9)%	35,671	5.5%

Net Loss Before Income Taxes	(86,035,808)	(22,162.2)%	(1,014,147)	(156.6)%
Provision for income taxes	-	-
Net Loss	$(86,035,808)	(22,162.2)%	$(1,014,147)	(156.6)%

Revenues

The Company earned $372,620 in reimbursements from insurance payers during the three months ended September 30, 2025, representing a 249.7% increase compared to the $106,567 earned during the three months ended September 30, 2024. Based on improvements in referral rates due to increased payor access, we expect the growth of insurance-based reimbursements to continue into the next fiscal year.

Revenues decreased by $259,658, or 40.1%, to $388,209 for the three months ended September 30, 2025, from $647,867 for the three months ended September 30, 2024. The decrease in revenues is primarily attributed to a decrease in cash-pay patient care service pricing and the closing of our Bountiful, Utah, location.

Operating Expenses

Operating expenses increased by $9,096,046 or 535.8%, to $10,793,731 for the three months ended September 30, 2025, from $1,697,685 for the three months ended September 30, 2024. The increase in operating expenses is primarily attributable to the following:

1.	Salaries and wages increased by $4,660,009, or 409.3%, to $5,798,570 for the three months ended September 30, 2025, from $1,138,561 for the three months ended September 30, 2024. The increase in salaries and wages is primarily attributed to increases in costs related to employment and consulting agreements related the Merger and the expansion of our leadership team.
2.	General and administrative expenses increased by $4,456,996, or 847.7%, to $4,982,754 for the three months ended September 30, 2025, from $525,758 for the three months ended September 30, 2024. The increase in general and administrative expenses is primarily attributed to increased legal expenses, investor and public relations, increased insurance for directors and officers as a publicly traded company and expenses related to the Merger and funding costs.

Other Expenses

Net other expenses increased by $75,665,957, or 212,121.8%, to $75,630,286 for the three months ended September 30, 2025, from net other income of $35,671 for the three months ended September 30, 2024. The increase in net other expense is primarily attributable to the following:

1.	Realized loss on digital assets increased by $1,411,204, or 100.0%, to $1,411,204 for the three months ended September 30, 2025, from $0 for the three months ended September 30, 2024. This increase is attributable to loss in fair value of Bitcoin sold during the period.
2.	Unrealized loss on digital assets increased by $22,066,010, or 100.0%, to $22,066,010 for the three months ended September 30, 2025 from $0 for the three months ended September 30, 2024. This increase is primarily attributable to the unrealized loss in fair value of Bitcoin held by the Company during the period.
3.

Unrealized gain on investments increased by $930,431, or 100.0%, to $930,431 for the three months ended September 30, 2025, from $0 for the three months ended September 30, 2024. This increase is primarily due to the investment in minority interest in Metaplanet, Inc. and Treasury B.V. during the period.

4.	Change in fair value of put option liability-related party increased by $21,845,000, or 100.0%, to $21,845,000 for the three months ended September 30, 2025 from $0 for the three months ended September 30, 2024. The increase in the change in fair value was due to the remeasurement of the put option as of September 30, 2025, resulting in a gain of $21,845,000. The gain was primarily driven by a decrease in the fair value of Common Stock as of September 30, 2025 as compared to the fair value as of the August 14, 2025 acquisition date.
5.	Loss on extinguishment of debt increased by $14,454,485, or 100.0%, to $14,454,485 for the three months ended September 30, 2025 from $0 for the three months ended September 30, 2024. The increase in the loss on extinguishment of debt is primarily attributed to the Convertible Debenture repaid in full, $3 million in prepayment fees, and $3,304,485 in fair value of shares issued in conjunction with the issuance of the Convertible Debenture.
6.	Loss on the acquisition of Nakamoto increased by $59,753,811, or 100.0%, to $59,753,811 for the three months ended September 30, 2025 from $0 for the three months ended September 30, 2024. This increase was due to the difference between the fair value of the 22,321,142 shares of Common Stock issued as consideration for the acquisition of Nakamoto and the net assets/liabilities of Nakamoto acquired.

Net Loss

As a result of the cumulative effect of the factors described above, our net loss was $86,035,808 for the three months ended September 30, 2025, compared to a net loss of $1,014,147 for the three months ended September 30, 2024.

Net loss per share increased by $0.25, or 147.1%, to $(0.42) for the three months ended September 30, 2025, compared to $(0.17) for the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table sets forth key components of our results of operations during the nine months ended September 30, 2025 and 2024, both in dollars and as a percentage of our revenues:

	For the Nine Months Ended September 30,
	2025		2024
	Amount	% of Revenues	Amount	% of Revenues

Net Revenues	$1,376,391	100.0%	$2,115,953	100.0%

Operating Expenses
Cost of revenues	17,481	1.3%	77,481	3.7%
Salaries and wages	8,458,035	614.5%	2,648,814	125.2%
General and administrative	6,696,673	486.5%	1,259,855	59.5%
Research and development	101	0.0%	377,731	17.9%
Depreciation	42,855	3.1%	76,210	3.6%
Total Operating Expenses	15,215,145	1,105.4%	4,440,091	209.8%

Loss from Operations	(13,838,754)	(1,005.4)%	(2,324,138)	(109.8)%

Other Income (Expense)
Other income	175,190	12.7%	71,198	3.4%
Other expense	(235,792)	(17.1)%	-	0.0%
Interest expense	(9,998)	(0.7)%	(385,348)	(18.2)%
Realized loss on digital assets	(1,411,204)	(102.5)%	-	0.0%
Unrealized loss on digital assets	(22,105,029)	(1,606.0)%	-	0.0%
Unrealized gain on investments	930,431	67.6%	-	0.0%
Change in fair value of put option liability	21,845,000	1,587.1%	-	0.0%
Loss on disposal of property and equipment	(629,154)	(45.7)%	-	0.0%
Loss on extinguishment of debt	(14,454,485)	(1,050.2)%	(38,889)	(1.8)%
Loss on acquisition of Nakamoto	(59,753,811)	(4,341.3)%	-	0.0%
Gain on change in fair value of derivative liabilities	-	0.0%	61,051	2.9%
Total Other Expense	(75,648,852)	(5,496.2)%	(291,988)	(13.8)%

Net Loss Before Income Taxes	(89,487,606)	(6,501.6)%	(2,616,126)	(123.6)%
Provision for income taxes	-	-	-	-
Net Loss	$(89,487,606)	(6,501.6)%	$(2,616,126)	(123.6)%

Revenues

The Company earned $689,619 in reimbursements from insurance payers during the nine months ended September 30, 2025, representing a 196.2% increase compared to the $232,842 earned during the nine months ended September 30, 2024. The increase is primarily due to expansion of payor contracts and increased in-network referrals.

Revenues decreased by $739,562, or 35.0%, to $1,376,391 for the nine months ended September 30, 2025, from $2,115,953 for the nine months ended September 30, 2024. The decrease in revenues is primarily attributed to a decrease in cash-pay patient care services and the closing of our Bountiful, Utah, location. KindlyMD continues to increase our insurance-billed medical services and shift toward insurance billing with commercial and governmental payers including Medicare, Medicaid, Select Health, Blue Cross Blue Shield, Cigna, and other commercial payers as we expand our service line.

Operating Expenses

Operating expenses increased by $10,775,054 or 242.7%, to $15,215,145 for the nine months ended September 30, 2025, from $4,440,091 for the nine months ended September 30, 2024. The increase in operating expenses is primarily attributable to the following:

1.	Salaries and wages increased by $5,809,221, or 219.3%, to $8,458,035 for the nine months ended September 30, 2025, from $2,648,814 for the nine months ended September 30, 2024. The increase in salaries and wages is primarily attributed to increases in costs related to employment and consulting agreements related the Merger and the expansion of our leadership team.
2.	General and administrative expenses increased by $5,436,818, or 431.5%, to $6,696,673 for the nine months ended September 30, 2025, from $1,259,855 for the nine months ended September 30, 2024. The increase in general and administrative expenses is primarily attributed to increased legal fees, professional fees such as investor public relations, increased insurance for directors and officers as a publicly traded company and expenses related to the Merger and funding costs.
3.	Research and development decreased by $377,630, or 100.0%, to $101 for the nine months ended September 30, 2025, from $377,731 for the nine months ended September 30, 2024. The decrease in research and development is primarily attributed to the discontinuation of the enterprise data management project.

Other Expense

Net other expense increased by $75,356,864, or 25,808.2%, to $75,648,852 for the nine months ended September 30, 2025, from $291,988 for the nine months ended September 30, 2024. The decrease in net other expense is primarily attributable to the following:

1.	Realized loss on digital assets increased by $1,411,204, or 100.0%, to $1,411,204 for the nine months ended September 30, 2025, from $0 for the nine months ended September 30, 2024. This increase is primarily attributable to loss in fair value of Bitcoin sold during the period.
2.	Unrealized loss on digital assets increased by $22,105,029, or 100.0%, to $22,105,029 for the nine months ended September 30, 2025 from $0 for the nine months ended September 30, 2024. This increase was primarily attributable to the decrease in fair value of Bitcoin held by the Company during the period.
3.

Unrealized gain on investments increased by $930,431, or 100.0%, to $930,431 for the nine months ended September 30, 2025, from $0 for the nine months ended September 30, 2024. This increase is primarily due to the investment in minority interest in Metaplanet, Inc. and Treasury B.V. during the period.

4.	Change in fair value of the put option liability increased by $21,845,000, or 100.0%, to $21,845,000 for the nine months ended September 30, 2025 from $0 for the nine months ended September 30, 2024. The increase in the change in fair value was due to the remeasurement of the put option as of September 30, 2025, resulting in a gain of $21,845,000. The gain was primarily driven by a decrease in the fair value of Common Stock as of September 30, 2025 as compared to the fair value as of the August 14, 2025 acquisition date.
5.	Loss on extinguishment of debt increased by $14,415,596, or 37,068.6%, to $14,454,485 for the nine months ended September 30, 2025 from $38,889 for the nine months ended September 30, 2024. The increase in the loss on extinguishment of debt is primarily attributed to the Convertible Debenture repaid in full, $3,000,000 in prepayment fees, and $3,304,485 in fair value of shares issued in conjunction with the issuance of the Convertible Debenture.
6.	Loss on acquisition of Nakamoto increased by $59,753,811, or 100.0%, to $59,753,811 for the nine months ended September 30, 2025 from $0 for the nine months ended September 30, 2024. This increase was due to the difference between the fair value of the 22,321,142 shares of Common Stock issued as consideration for the acquisition of Nakamoto and the net assets/liabilities of Nakamoto acquired.

Net Loss

As a result of the cumulative effect of the factors described above, our net loss was $89,487,606 for the nine months ended September 30, 2025, compared to a net loss of $2,616,126 for the nine months ended September 30, 2024.

Net loss per share decreased by $0.74, or 148.0%, to $(1.24) for the nine months ended September 30, 2025, compared to $(0.50) for the nine months ended September 30, 2024.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, revenues generated from operations, borrowings under our debt facilities and issuances of Common Stock. We have also used our Bitcoin reserves to fund strategic investments.

The largest portion of our uses of liquidity during the nine months ended September 30, 2025, include discretionary purchases of Bitcoin and investments in unconsolidated affiliates. During the period we also incurred costs associated with financing arrangements and funded our operating loss. For the nine months ended September 30, 2025, the Company incurred an operating loss of $13,838,754 and used cash flows in operating activities of $15,943,968.

Our short-term liquidity needs include primarily working capital requirements, the upcoming maturity of our $206,000,000 Master Loan Agreement with Antalpha Digital Pte. Ltd., a private company organized under the laws of Singapore (“Holder”) (such Master Loan Agreement being referred to as, the “Loan Agreement”), additional Bitcoin security requirements under the Loan Agreement to maintain agreed-upon loan-to-value ratios, as well as discretionary purchases of Bitcoin and additional investments in Bitcoin companies. As of September 30, 2025, we had cash and cash equivalents of $24,185,083 and total working capital deficit of $187,407,725. As of September 30, 2025, $4,994,570,615 of our Common Stock remains available for issuance and sale under the Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC; Cantor Fitzgerald & Co.; B. Riley Securities, Inc.; The Benchmark Company, LLC; Canaccord Genuity LLC; Cohen & Company Capital Markets (a division of Cohen & Company Securities, LLC); Craig-Hallum Capital Group LLC; Needham & Company, LLC; and Yorkville Securities, LLC, associated with our August 26, 2025 At-The-Market Offering. As of September 30, 2025, we held 5,398 Bitcoin with an aggregate market value of 615,798,837, approximately $331,171,549 of which were pledged as collateral under our Loan Agreement. The remaining unencumbered Bitcoin with a market value of $284,627,288 are available for general corporate purposes. We expect that our cash and cash equivalents and our revenues generated from our current operations will not be sufficient to cover our needs over the next twelve months; we expect to meet remaining needs through borrowings under existing or new financing arrangements, issuances of equity, and selective Bitcoin sales.

Our long-term liquidity requirements will continue to include funding operations, debt service under our financing arrangements, discretionary purchases of Bitcoin and strategic investments, funded primarily through revenues from operations, financing arrangements and stock issuances. As our strategy includes investing in select operating businesses in the Bitcoin ecosystem, success implementing this strategy may result in both changes to our liquidity requirements and sources of funding in future periods.

Summary of Cash Flow

The following table sets forth key components of our results of cash flow activities during the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(15,943,968)	$(2,172,361)
Net cash used in investing activities	(686,301,021)	(13,291)
Net cash provided by financing activities	724,156,448	5,303,096
Net change in cash and cash equivalents	21,911,459	3,117,444

Cash and cash equivalents at the beginning of period	2,273,624	525,500
Cash and cash equivalents at the end of period	$24,185,083	$3,642,944

Operating Activities

Net cash used in operating activities was $15,943,968 for the nine months ended September 30, 2025, which was primarily due to a net loss of $89,487,606, an increase in prepaid expenses and other current assets of $2,675,507 and an increase in accounts payable and accrued expenses of $1,596,538, which was partially offset by non-cash expenses of $77,896,871.

Net cash used in operating activities was $2,172,361 for the nine months ended September 30, 2024, which was primarily due to a net loss of $2,616,126 and an increase in prepaid expenses and other current assets of $250,091, which was partially offset by non-cash expenses of $629,314 and an increase in accounts payable and accrued expenses of $101,706.

Investing Activities

Net cash used in investing activities was $686,301,021 for the nine months ended September 30, 2025, which was the result of the purchase of digital assets of $681,247,326 and investments in unconsolidated affiliates of $45,007,992, which was partially offset by the sale of digital assets of $40,000,110.

Net cash used in investing activities was $13,291 for the nine months ended September 30, 2024, which was the result of the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $724,156,448 for the nine months September 30, 2025, which was primarily due to $540,006,942 in aggregate proceeds from PIPE Financings, $203,017,500 in proceeds from the Naka Credit Facility, $191,850,000 in proceeds from the issuance of Convertible Debenture payable, $9,216,534 in proceeds from the exercise of warrants, and $5,659,976 in proceeds from sales pursuant to the Sales Agreement, which was partially offset by the repayment of $203,000,000 of the Convertible Debenture.

Net cash provided by financing activities was $5,303,096 for the nine months ended September 30, 2024, which was primarily due to $5,860,650 of net proceeds from the issuance of Common Stock and warrants in connection with our IPO. This was partially offset by $601,724 in repayments of notes payable.

As a result of these cash flow activities, our net cash increased by $21,911,459, or 963.7%, from $2,273,624 as of December 31, 2024, to $24,185,083 as of September 30, 2025.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity/deficit, revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions.

Fair Value Measurements

As defined in ASC 820, Fair Value Measurements and Disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3:	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The significant unobservable inputs used in the fair value measurement for nonrecurring fair value measurements of long-lived assets include pricing models, discounted cash flow methodologies and similar techniques.

Digital Assets

The Company accounts for its digital assets, which currently are comprised solely of Bitcoin, as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) Topic 350-60, “Intangibles—Goodwill and Other—Crypto Assets.” The Company has ownership of and control over its digital assets and may use third-party custodial services to secure it. The Company’s digital assets are initially recorded at cost and are subsequently remeasured on the balance sheet at fair value.

The Company determines the fair value of its digital assets on a recurring basis in accordance with ASC Topic 820, “Fair Value Measurement,” based on quoted prices on the active exchange that the Company has determined is its principal market for such digital assets (Level 1 inputs). The Company determines the cost basis of digital assets using the specific identification of each unit received. Realized and unrealized gains and losses from changes in the fair value of digital assets are recognized in the statement of operations.

The Company purchases Bitcoin for long-term investment. It intends to hold its digital assets for long-term gains and treats them as long term capital assets for tax purposes. Unrealized gains/losses are treated as capital gains/losses for tax purposes. See Part I, Item 1 “Financial Statements-Note 5 Digital Assets to the Consolidated Financial Statements-” of this Form 10-Q for additional information regarding the Company’s purchases and sales of digital assets.

Fair Market Value

Digital assets are measured in their fair market values using the last close price of the day in the Coordinated Universal Time zone at each reporting period end on the balance sheet. The Company’s digital assets are presented as current assets.

Acquisitions

The Company accounts for acquisitions in accordance with ASC 805, “Business Combinations”. The Company evaluates each transaction to determine whether the acquired set of assets and activities constitute a business. If the acquired set meets the definition of a business, the transaction is accounted for as a business combination, and the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest at their respective acquisition date fair values. Any excess of the purchase consideration over the fair value of the net identifiable assets acquired is recorded as goodwill.

If the acquired set of assets and activities does not meet the definition of a business, the transaction is accounted for as an asset acquisition. In an asset acquisition, the cost of the acquisition, including direct transaction costs, is allocated to the assets acquired and liabilities assumed on a relative fair value basis, and no goodwill is recognized. The Company determines the fair value of consideration transferred, including the fair value of any equity instruments issued, based on market participant assumptions in accordance with ASC 820, “Fair Value Measurement”.

Investments in Equity Securities

The Company’s investments in equity securities primarily consist of minority, non-controlling interests in unconsolidated affiliates that do not provide the Company to exercise significant influence over the investees’ operating or financial policies. Accordingly, these investments are accounted for in accordance with ASC 321, “Investments – Equity Securities”.

Investments in publicly traded equity securities are measured at fair value, with unrealized gains and losses recognized in earnings each reporting period. Fair value is based on quoted market prices of the investee’s common stock on the applicable exchange, translated into U.S. dollars using the period end spot foreign-exchange rate when denominated in a foreign currency.

Investments in privately held equity securities that do not have readily determinable fair values are accounted for under the measurement alternative in ASC 321-10-35-2. These investments are initially recorded at cost and are subsequently adjusted for observable price changes in orderly transactions for the identical or similar securities and for impairments when events or circumstances indicate the carrying amount may not be recoverable. Qualitative impairment assessments are performed quarterly and consider factors such as investee financial performance, macroeconomic conditions, and regulatory developments. See Note -11 Investments for further information.

For equity investments denominated in foreign currencies, changes in fair value reflect the combined effect of market price movements and foreign-currency translation adjustments. For publicly traded equity securities measured at fair value through net income, all changes in fair value, including those resulting from currency translation, are recognized in earnings.

Debt vs. Equity Classification

The Company evaluates all financial instruments its issues, including convertible instruments, preferred stock, warrants, and other contracts on the Company’s own equity, to determine whether such arrangements should be accounted for as liabilities or equity in accordance with applicable U.S. GAAP, primarily ASC 480, “Distinguishing Liabilities from Equity”, ASC 815, “Derivatives and Hedging”, and ASC 470-20, “Debt with Conversion and Other Options”.

Determining whether an instrument should be classified as debt or equity requires significant judgment and depends on the substance of the contractual terms, rather than solely legal form. If an instrument is classified as a liability, it is initially recorded at fair value or amortized cost and may require subsequent measurement at fair value through earnings, which can result in significant volatility in reported results. If an instrument is classified an equity, it is recorded within stockholders’ equity and is not remeasured, unless it is subsequently modified in a manner requiring reassessment.

Because these evaluations often involve significant estimates, such as the expected term of the instruments, volatility, discount rates, probability, assessments related to redemption or conversion outcomes, and judgments regarding control, changes in assumptions or interpretations of contractual terms may materially affect the Company’s financial position and results of operations.

The Company re-evaluates all outstanding financial instruments at each reporting date, and upon occurrence of modifications, exchanges, or amendments, to assess whether changes in facts or circumstances require a change in classification or the identification of new embedded derivatives.

Recent Accounting Pronouncements

See Part I, Item 1 “Financial Statements-Note 2 to the Consolidated Financial Statements-New Accounting Pronouncements” of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Our Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Form 10-Q that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our Company is a party to various lawsuits, claims, and other legal proceedings that arise from time to time in the ordinary course of business, including but not limited to commercial disputes, intellectual property matters, and employment related matters. In addition, our Company may bring claims or initiate lawsuits from time to time against various third parties with respect to matters arising out of the ordinary course of our Company’s business, including but not limited to commercial and intellectual property related matters.

For the matters we disclose that do not include an estimate of the amount of loss or range of losses, such an estimate is not possible or is immaterial, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies. Until the final resolution of such matters, if any of our estimates and assumptions change or prove to have been incorrect, we may experience losses in excess of the amounts recorded, which could have a material effect on our business, consolidated financial position, results of operations, or cash flows.

As of the date of this Form 10-Q, we believe that none of our pending lawsuits, claims, and other proceedings are expected to have a material adverse effect on our Company’s business, consolidated financial position, results of operations, or cash flows. However, management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainties of litigation. We know of no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this Form 10-Q, readers should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Form 10-K, before making an investment decision. Our business, financial condition, and results of operations can be affected by any of these factors, whether they are currently known or unknown, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price.

Risks Related to Our Bitcoin Strategy and Holdings

Our Bitcoin strategy exposes us to various risks, including risks associated with Bitcoin.

Our Bitcoin strategy exposes us to various risks, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $75,000 per Bitcoin and above $120,000 per Bitcoin on the Coinbase exchange (a major U.S.-based crypto exchange) (“Coinbase”) in the 12 months preceding the date of this Form 10-Q. The trading price of Bitcoin significantly decreased during prior periods, and such declines may occur again in the future.

Bitcoin does not pay interest or dividends. Bitcoin does not pay interest or other returns and we can only generate cash from our Bitcoin holdings if we sell our Bitcoin or implement strategies to create income streams or otherwise generate cash by using our Bitcoin holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our Bitcoin holdings, and any such strategies may subject us to additional risks.

Our Bitcoin holdings may significantly impact our financial results and the market price of our listed securities. Our Bitcoin holdings may significantly affect our financial results. If we increase our overall holdings of Bitcoin in the future, our Bitcoin holdings may have an even greater impact on our financial results and the market price of our listed securities.

Our assets are concentrated in Bitcoin. The vast majority of our assets are concentrated in our Bitcoin holdings. The concentration of our assets in Bitcoin may limit our ability to mitigate risk that could otherwise be achieved by holding a more diversified portfolio of treasury assets.

We intend to purchase Bitcoin using primarily proceeds from equity and debt financings. Our ability to achieve the objectives of our Bitcoin strategy depends in significant part on our ability to obtain equity and debt financing. If we are unable to obtain equity or debt financing on favorable terms or at all, we may not be able to successfully execute on our Bitcoin strategy.

Our Bitcoin strategy has not been tested over an extended period or under various market conditions. We implemented a Bitcoin strategy following the closing of the Merger. We intend to continually examine the risks and rewards of our strategy to acquire and hold Bitcoin. Our strategy has not been tested over an extended period or under various market conditions. For example, we believe Bitcoin, due to its fixed supply, has the potential to serve as a hedge against inflation in the long term. However, if Bitcoin prices were to decrease or our Bitcoin strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our listed securities would be materially adversely impacted.

We will be subject to counterparty risks, including risks relating to exchanges where we purchase Bitcoin or where we intend to purchase Bitcoin and our custodians. We have implemented or intend to implement various measures that are designed to mitigate our counterparty risks, including purchasing Bitcoin through reputable U.S.-based third-party exchanges with industry standard policies and procedures, storing substantially all of the Bitcoin we will own in custody accounts at U.S.-based, institutional-grade custodians, and negotiating contractual arrangements intended to establish that our property interest in custodially-held Bitcoin is not subject to claims of our custodians’ creditors; however, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held Bitcoin were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such Bitcoin, or delaying or hindering our access to our Bitcoin holdings, and this may ultimately result in the loss of the value related to some or all of such Bitcoin, which could have a material adverse effect on our financial condition as well as the market price of our listed securities.

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of Bitcoin. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our Bitcoin, nor have such events adversely impacted our access to our Bitcoin, they have, in the short-term, likely negatively impacted the adoption rate and use of Bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of Bitcoin, limit the availability to us of financing collateralized by Bitcoin, or create or expose additional counterparty risks.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

Our digital asset treasury strategy is the first for the Company and our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our treasury strategy and Bitcoin holdings.

We implemented our Bitcoin treasury strategy shortly after the closing of the Merger, and due to this our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of Bitcoin. The price of Bitcoin has historically been subject to dramatic price fluctuations and is highly volatile.

Additionally, in the future we may expand our operations beyond the legacy medical business operations and the Bitcoin treasury strategy to include other income streams and otherwise generate funds using our Bitcoin holdings. If we do expand such operations, additional risks related to such strategies and business, including counterparty risks, could arise.

Bitcoin is a highly volatile asset, and our operating results and market price may significantly fluctuate due to the highly volatile nature of the price of Bitcoin and erratic market movements.

Bitcoin is a highly volatile asset, and fluctuations in the price of Bitcoin are likely to influence our financial results and the market price of our listed securities, including having the potential to amplify our market price volatility relative to the price of Bitcoin. Our financial results and the market price of our listed securities would be adversely affected, and our business and financial condition would be negatively impacted, if the price of Bitcoin decreased substantially (as it has in the past), including as a result of:

●	decreased user and investor confidence in Bitcoin, including due to the various factors described herein;

●	investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors; (ii) actual or expected significant dispositions of Bitcoin by large holders, including the expected liquidation of digital assets associated with entities that have filed for bankruptcy protection and the transfer and sale of Bitcoins associated with significant hacks, seizures, or forfeitures; and (iii) actual or perceived manipulation of the spot or derivative markets for Bitcoin or spot Bitcoin exchange-traded products (“ETPs”);

●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, Bitcoin or the broader digital assets industry, for example, (i) public perception that Bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the Bitcoin ecosystem,; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading Ltd. (“FTX Trading”) and its affiliates; and (iv) the actual or perceived environmental impact of Bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the Bitcoin mining process;

●	changes in consumer preferences and the perceived value or prospects of Bitcoin;

●	competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

●	since stablecoins are often used as a medium of exchange for Bitcoin purchases, a stablecoin’s substantial deviation from its intended peg or an unavailability of stablecoins may cause a decrease in the price of Bitcoin or adversely affect investor confidence in digital assets generally;

●	developments relating to the Bitcoin protocol, including (i) changes to the Bitcoin protocol that impact its security, speed, scalability, usability, or value, such as changes to the cryptographic security protocol underpinning the Bitcoin blockchain, changes to the maximum number of Bitcoin outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, and similar changes, (ii) failures to make upgrades to the Bitcoin protocol to adapt to security, technological, legal or other challenges, and (iii) changes to the Bitcoin protocol that introduce software bugs, security risks or other elements that adversely affect Bitcoin;

●	disruptions, failures, unavailability, or interruptions in service of trading venues for Bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the SEC enforcement action brought against Binance Holdings Ltd. (“Binance”), which was subsequently dismissed by the district court judge upon a joint request filed by the SEC and Binance on May 29, 2025;

●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, exchanges, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in prior years, and the exit of Binance from the U.S. market as part of its settlement with the Department of Justice and other federal regulatory agencies;

●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of Bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, exchanges, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;

●	further reductions in mining rewards of Bitcoin, including reductions due to block reward halving events, which are events that occur after a specific period of time that reduce the block reward earned by “miners” who validate Bitcoin transactions (the most recent reduction in mining rewards occurred in April 2024, which may cause a decline in support for the Bitcoin network;

●	increases in the costs associated with Bitcoin mining, including increases in electricity costs, hardware, and software used in mining, or new or enhanced regulation or taxation of Bitcoin mining;

●	transaction congestion and fees associated with processing transactions on the Bitcoin network;

●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;

●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Bitcoin blockchain becoming insecure or ineffective; and

●	changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, the adverse impacts attributable to the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the broadening of the Israel-Hamas conflict to other countries in the Middle East.

The availability of spot ETPs for Bitcoin and other digital assets may adversely affect the market price of our listed securities.

Although Bitcoin and other digital assets have experienced a surge of investor attention since Bitcoin was invented in 2008, until recently investors in the U.S. had limited means to gain direct exposure to Bitcoin through traditional investment channels, and instead generally were only able to hold Bitcoin through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold Bitcoin directly, as well as the potential reluctance of financial planners and advisers to recommend direct Bitcoin holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to Bitcoin through investment vehicles that hold Bitcoin and issue shares representing fractional undivided interests in their underlying Bitcoin holdings. These vehicles, which were previously offered only to “accredited investors” on a private placement basis, have in the past traded at substantial premiums to net asset value, possibly due to the relative scarcity of traditional investment vehicles providing investment exposure to Bitcoin.

On January 10, 2024, the SEC approved the listing and trading of spot Bitcoin ETPs, the shares of which can be sold in public offerings and are traded on U.S. national securities exchanges. The approved ETPs commenced trading directly to the public on January 11, 2024, with a trading volume of $4.6 billion on the first trading day. To the extent investors view our common stock as providing exposure to Bitcoin, it is possible that the value of our common stock may also have included a premium over the value of our Bitcoin due to the prior scarcity of traditional investment vehicles providing investment exposure to Bitcoin, and that the value of our common stock may decline due to investors now having a greater range of options to gain exposure to Bitcoin and investors choosing to gain such exposure through ETPs rather than our common stock. Additionally, on May 23, 2024, the SEC approved rule changes permitting the listing and trading of spot ETPs that invest in ether, the main crypto asset supporting the Ethereum blockchain. The approved spot ETPs commenced trading directly to the public on July 23, 2024. The listing and trading of spot ETPs for ether offers investors another alternative to gain exposure to digital assets, which could result in a decline in the trading price of Bitcoin as well as a decline in the value of our common stock relative to the value of our Bitcoin.

Although we are an operating company, and we believe we offer a different value proposition than a Bitcoin investment vehicle such as a spot Bitcoin ETP, investors may nevertheless view our common stock as an alternative to an investment in an ETP, and choose to purchase shares of a spot Bitcoin ETP instead of our common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to Bitcoin that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot Bitcoin ETPs, we (i) do not seek for our shares of common stock to track the value of the underlying Bitcoin we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Exchange Act, as amended, including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a Utah corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our Bitcoin holdings or our daily net asset value. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our common stock. Based on how we are viewed in the market relative to ETPs, and other vehicles which offer economic exposure to Bitcoin, such as Bitcoin futures exchange-traded funds (“ETFs”), leveraged Bitcoin futures ETFs, and similar vehicles offered on international exchanges, any premium or discount in our common stock relative to the value of our Bitcoin holdings may increase or decrease in different market conditions.

As a result of the foregoing factors, availability of spot ETPs for Bitcoin and other digital assets could have a material adverse effect on the market price of our listed securities.

Our Bitcoin strategy subjects us to enhanced regulatory oversight.

As noted above, several spot Bitcoin ETPs have received approval from the SEC to list their shares on a U.S. national securities exchange with continuous share creation and redemption at net asset value. Even though we are not, and do not function in the manner of, a spot Bitcoin ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our Bitcoin holdings.

In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. While we have implemented or intend to implement and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our Bitcoin through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our Bitcoin from bad actors that have used Bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in Bitcoin by us may be restricted or prohibited.

Although our Bitcoin holdings do not currently serve as collateral securing any of our outstanding indebtedness as of the date hereof, we may incur indebtedness or enter into other financial instruments in the future that may be collateralized by our Bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our Bitcoin holdings. These types of Bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other Bitcoin-related transactions we may enter into, beyond simply acquiring and holding Bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under Federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX Trading, one of the world’s largest cryptocurrency exchanges, in November 2022. While the financial and regulatory fallout from FTX Trading’s collapse did not directly impact our business, financial condition or corporate assets, the FTX Trading collapse may have increased regulatory focus on the digital assets industry. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting Bitcoin, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in Bitcoin.

In addition, private actors that are wary of Bitcoin or the regulatory concerns associated with Bitcoin have in the past taken and may in the future take further actions that may have an adverse effect on our business or the market price of our listed securities.

Due to the unregulated nature and lack of transparency surrounding the operations of many Bitcoin trading venues, Bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in Bitcoin trading venues and adversely affect the value of our Bitcoin.

Bitcoin trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many Bitcoin trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in Bitcoin trading venues, including prominent exchanges that handle a significant volume of Bitcoin trading and/or are subject to regulatory oversight, in the event one or more Bitcoin trading venues cease or pause for a prolonged period the trading of Bitcoin or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

In 2019 there were reports claiming that 80-95% of Bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the United States. The SEC also alleged as part of its June 5, 2023 complaint against Binance. that Binance committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. The SEC has also brought recent actions against individuals and digital asset market participants alleging that such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Such reports and allegations may indicate that the Bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the Bitcoin market than is commonly understood. Any actual or perceived wash trading in the Bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our Bitcoin. Negative perception, a lack of stability in the broader Bitcoin markets and the closure, temporary shutdown or operational disruption of Bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the Bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in Bitcoin and the broader Bitcoin ecosystem and greater volatility in the price of Bitcoin. As the price of our listed securities is affected by the value of our Bitcoin holdings, the failure of a major participant in the Bitcoin ecosystem could have a material adverse effect on the market price of our listed securities.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of Bitcoin and adversely affect our business.

As a result of our Bitcoin strategy, our assets are concentrated in our Bitcoin holdings. Accordingly, the emergence or growth of digital assets other than Bitcoin may have a material adverse effect on our financial condition. As of May 2025, Bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to Bitcoin.

Other alternative digital assets that compete with Bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to Bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s CBDC project was made available to consumers in January 2022, and governments including the United States, the United Kingdom, the European Union, and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, Bitcoin and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of Bitcoin to decrease, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

Our Bitcoin holdings are and will be less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the Bitcoin market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our Bitcoin at favorable prices or at all. For example, a number of Bitcoin trading venues temporarily halted deposits and withdrawals in 2022, although the Coinbase has, to date, not done so. As a result, our Bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, Bitcoin we hold with our custodians and transact with our trade execution partners will not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered Bitcoin or otherwise generate funds using our Bitcoin holdings, including in particular during times of market instability or when the price of Bitcoin has declined significantly. If we are unable to sell our Bitcoin, enter into additional capital raising transactions, including capital raising transactions using Bitcoin as collateral, or otherwise generate funds using our Bitcoin holdings, or if we are forced to sell our Bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

The concentration of our Bitcoin holdings enhances the risks inherent in our Bitcoin strategy.

We have and intend to purchase Bitcoin and increase our overall holdings of Bitcoin in the future. The intended concentration of our Bitcoin holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our Bitcoin strategy. The price of Bitcoin experienced a significant decline in 2022, and any similar future significant declines in the price of Bitcoin could have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

Our direct and indirect exposure to Bitcoin, including through investments in companies that maintain Bitcoin as a treasury asset, heightens our concentration in Bitcoin-related price risk and could materially and adversely affect our business, financial condition, and results of operations.

We hold Bitcoin directly and also invest in other companies that maintain Bitcoin as a treasury reserve asset or otherwise have significant exposure to Bitcoin. As a result, our risk profile is more highly concentrated in Bitcoin price volatility than if our exposure were limited to our direct holdings alone. The market price of Bitcoin has historically been subject to extreme volatility due to a variety of factors, including market sentiment; the activities of large holders and market participants; macroeconomic conditions such as interest rates, inflation, and liquidity; changes in the perceived or actual utility of Bitcoin; cybersecurity incidents; technological developments or forks; and regulatory, tax, accounting, or policy actions in the United States or other jurisdictions. Sharp and sustained declines in the price of Bitcoin would be expected to reduce the value of our direct holdings and, at the same time, reduce the value of our indirect exposure through the companies in which we invest, potentially magnifying losses and increasing the volatility of our financial results.

This concentration effect may amplify negative outcomes across multiple dimensions. If Bitcoin prices decline, we could incur impairment charges or unrealized losses on our direct holdings and experience losses, reduced earnings, or valuation declines in the companies in which we invest to the extent their performance and market values are correlated with Bitcoin. If we account for certain investments using fair value, their carrying value may fluctuate with Bitcoin prices; if accounted for under other methods, we may still experience reduced distributions, liquidity constraints, or adverse equity pickup results. In addition, downturns in Bitcoin prices may impair the liquidity, capital access, or operating stability of companies in which we invest, adversely affecting their ability to meet obligations to us or to execute on their business plans. This correlation risk may also limit the effectiveness of diversification within our investment portfolio, increase the volatility of our reported results, and heighten the sensitivity of our stock price to movements in the Bitcoin market.

Our indirect exposure introduces additional risks beyond price volatility, including counterparty, governance, and operational risks at the companies in which we invest; differences in custody, security, and insurance practices; variations in accounting and disclosure; and potential regulatory changes affecting those companies or their service providers (such as exchanges, custodians, or market makers). If a company that we’ve invested in experiences a cybersecurity incident, loss of access to digital assets, litigation, regulatory enforcement, or market dislocation, our investment could be adversely affected, even if our direct holdings are unchanged. Regulatory or policy developments—such as restrictions on digital asset activities, enhanced disclosure or capital requirements, tax law changes, or limitations on the use or custody of digital assets—could negatively impact both our direct holdings and the bitcoin treasury companies in which we invest simultaneously, compounding adverse effects.

Further, the timing and magnitude of Bitcoin price movements may cause significant quarter-to-quarter and intra-quarter variability in our financial results, key performance metrics, and non-GAAP measures, complicating period-to-period comparisons and potentially affecting market perceptions of our performance and risk profile. If we seek to reduce exposure during periods of market stress, we may face limited market liquidity, wider bid-ask spreads, or other execution frictions, which could exacerbate realized losses. There can be no assurance that our risk management, hedging strategies (if any), or investment guidelines will be effective in mitigating these risks. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations, and the market price of our common stock.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our Bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our Bitcoin and our financial condition and results of operations could be materially adversely affected.

Substantially all of the Bitcoin we own will be held in custody accounts at institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our Bitcoin. Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the Bitcoin ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. A successful security breach or cyberattack could result in:

●	a partial or total loss of our Bitcoin in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our Bitcoin;

●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader Bitcoin blockchain ecosystem or in the use of the Bitcoin network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to Bitcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements since the onset of the COVID-19 pandemic. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the Bitcoin industry, including third-party services on which we rely, could materially and adversely affect our business.

We face risks relating to the use of third-party exchanges in connection with our Bitcoin strategy.

We intend to use third-parties exchanges, which we believe are reputable, such as Kraken, Anchorage and Coinbase, to purchase Bitcoin for our treasury. As part of our process in determining transactions with third-party exchanges, we search for reputable exchanges that have industry standard policies and procedures in place regarding data security and customer diligence related to anti-money laundering, Office of Foreign Assets Control and know-your customer rules and regulations. If any of these third-party exchanges no longer meet our standards or if there is a decrease in reputable third-party exchanges, we may need to find additional counterparties and enter into additional agreements that could be on less favorable terms, which could have a material adverse effect on our business, financial condition or the results of our operations.

We may face risks relating to the custody of our Bitcoin, including the loss or destruction of private keys required to access our Bitcoin and cyberattacks or other data loss relating to our Bitcoin.

We intend to hold our Bitcoin with regulated custodians at U.S.-based, institutional-grade custodians that have demonstrated records of regulatory compliance and information security. We do not anticipate that our custodial services contracts will restrict our ability to reallocate our Bitcoin among our custodians, and our Bitcoin holdings may be concentrated with a single custodian from time to time. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our Bitcoin, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our Bitcoin, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected.

Our insurance may only cover losses of a small fraction of the value of the entirety of our Bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we will have or that such coverage will cover losses with respect to our Bitcoin. Moreover, our use of custodians exposes us to the risk that the Bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such Bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our Bitcoin.

Bitcoin is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the Bitcoin is held. While the Bitcoin blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the Bitcoin held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the Bitcoin held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The Bitcoin and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

Regulatory change determining that Bitcoin is being offered and sold as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940 and could adversely affect the market price of Bitcoin and the market price of our listed securities.

A significant portion of our assets will be concentrated in our Bitcoin holdings. While senior SEC officials have stated their view that Bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC, or a determination that our Bitcoin is being offered and sold as a security, could lead to our classification as an “investment company” under the Investment Company Act of 1940, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business, operations, and ability to execute on our Bitcoin strategy, and may also require us to substantially change the manner in which we conduct our business.

In the future we may expand our operations beyond the legacy KindlyMD medical business operations and the Bitcoin treasury strategy to include other income streams and otherwise generate funds using our Bitcoin holdings, including acquiring interests in other entities. At this time, we do not have any definitive agreements or plans in place to expand beyond acquiring and holding Bitcoin. However, if we do acquire minority interests in other entities, this could lead to our classification as an “investment company”, which would subject us to additional regulatory controls and could have a material adverse impact on our results of operations.

In addition, any additional regulatory restrictions imposed by such determinations could adversely affect the market price of Bitcoin and in turn adversely affect the market price of our listed securities.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our Treasury Reserve Policy or our Bitcoin strategy, our use of leverage, the manner in which our Bitcoin is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. Our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our Bitcoin holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding Bitcoin.

Our Bitcoin strategy exposes us to risk of non-performance by counterparties.

Our Bitcoin strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of Bitcoin, a loss of the opportunity to generate funds, or other losses.

Our primary counterparty risk with respect to our Bitcoin is custodian performance obligations under the custody arrangements we have entered into. A series of relatively recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, among others, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Although these bankruptcies, closures and liquidations have not resulted in any loss or misappropriation of our Bitcoin, nor have such events adversely impacted our access to our Bitcoin, legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While our custodians are subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held Bitcoin will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our Bitcoin holdings, we would become subject to additional counterparty risks. Any significant non-performance by counterparties, including in particular the custodians with which we custody substantially all of our Bitcoin, could have a material adverse effect on our business, prospects, financial condition, and operating results.

Part of our future business strategy may include acquisitions and investments in companies with Bitcoin strategies and there are risks associated with the integration of any assets or operations acquired and our ability to manage those risks. In addition, we may be unable to make attractive acquisitions or successfully integrate acquired businesses, assets or properties, and any inability to do so may disrupt our business and hinder our ability to grow.

We intend to pursue a strategy focused on both Bitcoin accumulation and future acquisitions. Accordingly, in the future we may make acquisitions of businesses or assets that we expect to complement or expand our current assets. However, we may not be able to identify attractive acquisition opportunities in the future. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms. No assurance can be given that we will be able to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets.

The success of any acquisition will depend on our ability to integrate effectively the acquired business or asset into our existing operations. The process of integrating acquired businesses and assets may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. The integration of acquisitions is a complex, costly and time-consuming process, and our management may face significant challenges in such process. Some of the factors affecting integration will be outside of our control, and any one of them could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenue.

Our failure to achieve consolidation savings, to incorporate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material and adverse effect on our financial condition and results of operations.

Additional ability to achieve the objectives of our business strategy depends in significant part on our ability to obtain equity and debt financing. If we are unable to obtain equity or debt financing on favorable terms or at all, we may not be able to successfully execute on our business strategy.

We have incurred, and may in the future incur, significant indebtedness which may impair our ability to raise further capital or impact our ability to service our debt.

We have incurred significant indebtedness and may incur significant indebtedness in the future. Our indebtedness may impair our ability to raise further capital and restrict our pursuit of certain acquisitions or investments, including to expand our business, pursue strategic investments, and take advantage of financing or other opportunities that we believe to be in the best interests of the Company and our shareholders.

The convertible debenture we entered into in connection with the Merger includes certain restrictions on our ability to incur certain debt in the future and make certain payments, including, without the consent of the holder of the Convertible Debenture or until the Convertible Debenture has been repaid, the Company is restricted from (i) amending its organizational documents in an manner adverse to the holder, (ii) incurring or guaranteeing many forms of additional debt, including debt that is pari passu or senior to the Convertible Debenture, (iii) creating any liens on the property and assets of the Company except in limited circumstances, (iv) making any prepayments in respect of any related party debt, (v) entering into, agreeing to enter into, or effecting certain variable rate transactions other than with the holder of the Convertible Debenture.

Additionally, any future debt arrangements we enter into could place additional restrictions on our ability to operate the Company, make payments or raise further capital. Our business may not generate cash flow from operations in the future sufficient to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, curtailing spending, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. Any additional indebtedness may also impact our ability to comply with financial covenants and the other terms of any existing credit arrangements, in which case such lenders might pursue available remedies up to and including terminating such credit arrangements and foreclosing on available collateral.

Risks Related to Data Privacy and Cybersecurity

If our information technology systems or those of third parties with whom we work, or our data are or were compromised, we could experience material adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of business, including when we provide our services to clients, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data and other sensitive information (collectively, sensitive data). As a result, our business, brand, reputation and ability to attract and retain clients partly depends upon the satisfactory performance, reliability, and availability of our services and protection of our client information. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by artificial intelligence (“AI”), telecommunications failures, earthquakes, fire, flood, power loss, system failures, computer viruses, software errors, physical or electronic break-ins or malicious hacks or attacks on our systems (such as denial of service attacks), and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide services, loss of sensitive data and income, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.

Further, certain of our automated methods may include artificial intelligence, and use of this technology could make us susceptible to additional cybersecurity threats. Additionally, confidential and sensitive data of the Company and our clients may be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of technology.

Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we have in the past been, and may in the future be, unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period, due to, among other things, the breadth and complexity of our operations and the high volume of transactions that we process, the large number of clients, counterparties and third party service providers with which we do business, the proliferation and increasing sophistication of cyber-attacks, and the possibility that a third party, after establishing a foothold on an internal network without being detected, might obtain access to other networks and systems.

We have also outsourced certain elements of our information technology infrastructure to third parties, including, without limitation, cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to clients, and other functions. We also rely on third parties to support the operation of our business. Our reliance on these third parties introduces new cybersecurity risks and vulnerabilities. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We have not and may not in the future, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we have experienced, and may in the future experience, delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.

Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties with whom we work.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, clients, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.

If we (or a third party with whom we work) experience a security incident or are unable to protect our computer systems, software, networks, sensitive data and other technology assets, or there is a perception that we have failed to do so, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. These events may have a material adverse effect on our business, financial condition, and results of operations.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

We, and the third parties with whom we work, are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our, or the third parties with whom we work, actual or perceived failure to comply with applicable U.S. and foreign privacy and security laws, regulations, industry standards, contractual obligations, and other requirements could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

We process sensitive data in our operations that subjects us to a variety of laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution creates uncertainty in our business and may affect our ability to operate in certain jurisdictions or to process personal data, necessitate the acceptance of more onerous obligations in our contracts, or result in liability or impose additional costs on us. These laws, regulations, and other obligations may also be interpreted and applied inconsistently from jurisdiction to jurisdiction which may make compliance difficult or impossible in certain circumstances.

In the course of offering personalized health and wellness recommendations, we collect a substantial amount of personalized health information, subjecting us to the Health Insurance Portability and Accountability Act (“HIPAA”). Certain states have signed into law or are intending to enact laws governing the use and disclosure of such de-identified information, and there is some uncertainty regarding those laws’ conformity with the HIPAA de-identification standards. Compliance with state laws could require additional investment and management attention and may subject us to significant liabilities if we do not comply appropriately with new and potentially conflicting regulations. If there is a future change in law, we may also face limitations on our ability to use de-identified information that could harm our business. There is also a risk that the third-party vendors that provide our data sets may fail to properly de-identify protected health information (“PHI”) under HIPAA or applicable state laws, some of which impose different standards for de-identification than those imposed by HIPAA. There is also a risk that clients and third-party vendors who are subject to HIPAA and interface with us may misunderstand the limits of our ability to conform to HIPAA given our posture that we remain outside of the HIPAA regulation by virtue of de-identifying our data, and may expose us inadvertently to PHI that we need to then make efforts to excise from our systems. We are also required to ensure that such information remains de-identified and our failure to do so could result in non-compliance with privacy laws and contractual obligations.

The privacy, security and breach notification rules promulgated under HIPAA establish a set of national privacy and security standards for the protection of PHI, by health plans, health care clearinghouses, and certain health care providers, referred to as covered entities, and the business associates with whom such covered entities contract for services that involve creating, receiving, maintaining or transmitting PHI, and their covered subcontractors.

In addition to government regulations, privacy advocates and other key industry players have established or may establish various new, additional, or different policies or self-regulatory standards in certain digital environments that may place additional resource constraints on us. Our clients may expect us to meet voluntary certifications or adhere to other standards established by third parties. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our solutions and adversely affect our business and operating results.

Many data privacy and security obligations protect more than health-related information, and although they vary by jurisdiction, these obligations can extend to employee information, business information, healthcare provider information and other information relating to individual consumers. Our actual or perceived failure to comply with these laws may result in, among other things, civil and criminal liability, vulnerability to class actions where private right of action is available to individuals, regulatory fines and sanctions, negative publicity, damage to our reputation and liability under contractual provisions. These obligations may also increase our compliance costs and influence or limit the types of services we can provide. The occurrence of any of the foregoing could impact our ability to provide the same level of service to our clients, require us to modify our offerings or increase our costs, which could have a material adverse effect on our business, financial condition and results of operations.

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our services. Certain states also impose stricter requirements for processing certain personal data, including sensitive data, such as further requirements for explicit opt-in consent in some cases, as well as conducting data privacy impact assessments. Further, some of these laws allow authorized agents or third parties to act on behalf of individuals who wish to exercise their privacy rights. In some cases, the legislation has made it easier for such third-party agents to provide evidence of their authority to make the necessary request (e.g., by use of a signed permission slip). This factor has contributed to a substantial increase in the volume of third party, authorized agent requests with associated risks, including potential risks to our systems, in the case of large volumes of requests, resources, and compliance costs. The designated response time for privacy requests is relatively short in certain jurisdictions resulting in great administrative and compliance challenges. Additionally, we may be subject to new laws governing the privacy of consumer health data, including reproductive, sexual orientation, and gender identity privacy rights.

We have established frameworks, models, processes and technologies designed to manage data privacy and security for many data types and from a variety of sources, though such measures may not always be effective. Due to the complex and evolving nature of privacy obligations, we cannot guarantee that the safeguards and controls employed by us, or third parties upon which we rely, will be sufficient to prevent a breach of these obligations, or that claims, complaints, investigations, or inquiries will not be filed or lodged against us or our data suppliers despite such safeguards and controls. Furthermore, we are bound by contractual obligations and industry standards related to data privacy and security, and our efforts to comply with such obligations may not be successful.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties upon which we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines (including regulatory fines and sanctions), penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of clients; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties.

We employ individuals who were previously employed at other companies. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees. Even if we are successful in defending against these types of claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.

Risks Related to Our Common Stock and Financial Reporting

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2024, we identified a material weakness in our internal controls over financial reporting. Specifically, the material weaknesses identified relate to (a) general segregation of duties, including the review and approval of journal entries, our lack of sufficient accounting resources and the lack of a formalized risk assessment process, (b) a lack of formal, documented policies and procedures for key financial processes, and (c) lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls. Although these material weaknesses identified did not result in any material misstatements in our condensed consolidated financial statements for the periods presented in this Form 10-Q and there were otherwise no changes to our previously issued financial statements, our management concluded that as a result of the material weakness in our internal control over financial reporting that existed as of December 31, 2024, and accordingly disclosed in our Form 10-K, our Company’s disclosure controls and procedures were not effective as of September 30, 2025.

We have begun the process of, and we are focused on, designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses. However, we cannot assure you that the plans we are making will be sufficient to remediate the material weakness or avoid the identification of additional material weaknesses in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our previously issued financial statements and could cause us to fail to meet our periodic reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could harm our business and the value of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us establish and maintain an adequate internal control structure and procedures for financial reporting and to evaluate and report on such controls.

Our internal controls and financial reporting are not subject to attestation by our independent registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers” under the Dodd-Frank Act of 2010. However, our Annual Reports on Form 10-K must contain an annual assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As discussed above, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2024, we identified a material weakness in our internal controls over financial reporting, and have begun the process of designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses.

We cannot be certain that we will be successful maintaining adequate internal controls over our financial reporting and financial processes in the future or remediating any material weaknesses that we identify. We may in the future discover areas of our internal controls that need improvement. Additionally, the existence of any material weakness or significant deficiency requires management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. Furthermore, to the extent our business grows, our internal controls may become more complex, and we would require significantly more resources to ensure our internal controls remain effective.

Therefore, we cannot assure you that material weaknesses or significant deficiencies will not exist or otherwise be discovered in the future. If material weaknesses or other significant deficiencies continue to occur, such weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our financial statements, a decline in the market value of our Common Stock, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

The price of our Common Stock has and may continue to fluctuate significantly, and this may make it difficult for you to resell shares of Common Stock owned by you at times or at prices you find attractive.

The trading price of our Common Stock has fluctuated widely and may continue to fluctuate widely as a result of a number of factors, many of which are outside our control. This volatility may affect the price at which you could sell the shares of our Common Stock, and the sale of substantial amounts of our Common Stock could adversely affect the price of our Common Stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors.

As a result, you may not be able to sell your shares of Common Stock at or above the price at which you purchase them. In addition, the stock market in general, and Nasdaq and the stock of digital asset and blockchain technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our Common Stock, regardless of our actual operating performance.

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future, through our at-the-market program (“ATM Program”) or other means, offer additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock at prices that may not be the same as the price per share of our Common Stock in this offering. We may sell through our ATM Program or other means, additional shares of our Common Stock or other securities in any other offering at a price per share that is less than the price per share paid by stockholders selling and investors purchasing shares of our Common Stock or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our Common Stock, or securities convertible into or exchangeable for our Common Stock, in future transactions may be higher or lower than the price per share paid by investors in this offering. Moreover, to the extent that we issue options or warrants to purchase, or securities convertible into or exchangeable for, our shares of Common Stock in the future and those options, warrants or other securities are exercised, converted or exchanged, stockholders may experience future dilution.

In addition, the sale of shares our Common Stock in this offering and any future sales of a substantial number of shares of our Common Stock in the public market, or the perception that such sales may occur, could adversely affect the price of our Common Stock. We cannot predict the effect, if any, that market sales of those shares of our Common Stock, or the perception that those shares may be sold, will have on the market price of our Common Stock.

Sales of our common stock in our ATM Program, or the perception that such sales may occur, could cause the market price of our common stock to fall.

On August 26, 2025, we entered into the Sales Agreement pursuant to which we may offer and sell the Common Stock from time to time. Investors who purchase Common Stock at different times will likely pay different prices and may experience different outcomes in their investment results. We will have discretion, subject to the effect of market conditions, to vary the timing, prices and numbers of shares of our Common Stock sold pursuant to the Sales Agreement. Investors may experience a decline in the value of their shares of Common Stock.

Continued sales of Common Stock, if any, under the ATM Program will depend upon market conditions and other factors to be determined by us and may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. Future sales of our Common Stock are not guaranteed, and there are no firm commitments to receive funding under the ATM Program. The issuance from time to time of these new shares of common stock, or the perception that such sales may occur, could have the effect of depressing the market price of our common stock.

The sale or availability for sale of a substantial number of shares of our Common Stock could adversely affect the market price of such shares.

Sales of a substantial number of shares of our Common Stock in the public market, or the perception or indication that these sales could occur, could adversely affect the market price of such shares and could materially impair our ability to raise capital through equity offerings in the future or cause the trading price of our Common Stock to decline. We are unable to predict what effect, if any, sales of securities in this offering or by our significant stockholders, directors or officers will have on the market price of our Common Stock.

Market price of our Common Stock may be volatile, which could subject us to securities class action litigation and result in substantial losses for our stockholders.

The market price of shares of our Common Stock could be subject to wide fluctuations in response to many risk factors listed in this section and the documents incorporated by reference in this Form 10-Q as well as other factors others beyond our control. Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of shares of our Common Stock. In addition, such fluctuations could subject us to securities class action litigation, which could result in substantial costs and divert our management’s attention from other business concerns, which could potentially harm our business. As a result of this volatility, our stockholders may not be able to sell their shares of our Common Stock at or above the price at which they purchased their shares of our Common Stock.

If securities analysts do not publish research or reports about our business or if they publish negative, or inaccurate, evaluations of our Common Stock, the price of our stock and trading volume could decline.

The trading market for our Common Stock may be impacted, in part, by the research and reports that securities or industry analysts publish about us or our business. There can be no assurance that analysts will cover us, continue to cover us or provide favorable coverage. If one or more analysts downgrade our Common Stock or change their opinion of our Common Stock, our share price may decline. In addition, if one or more analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Resales of our Common Stock in the public market by our stockholders may cause the market price of our shares of Common Stock to fall.

Sales of a substantial number of shares of Common Stock could occur at any time. The issuance of new shares of Common Stock could result in resales of our shares of Common Stock by our current stockholders concerned about the potential ownership dilution of their holdings. In turn, these resales could have the effect of depressing the market price for our shares of Common Stock.

We have issued warrants exercisable for our securities, which if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of November 14, 2025, we had (i) 71,704,975 prefunded warrants outstanding, (ii) 384,936 tradeable warrants outstanding, and (iii) 203,565 non-tradable warrants outstanding (the “Warrants”). Each of these securities are exercisable for shares of common stock at various exercises prices. If the Warrants are exercised, it will result in dilution to the then existing holders of Common Stock and increase the number of shares of Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares of Common Stock could adversely affect the market price of our Common Stock.

The market price for Common Stock may be affected by factors different from those that historically have affected or the Common Stock.

Due to the closing of the Merger, the market price of the Common Stock may be influenced by a variety of factors that differ from those that historically impacted the Common Stock. The business operations, financial condition, and prospects of the Company may differ significantly from those of the Company prior to the Merger, and investors should be aware that the risks and uncertainties associated with our Company post-Merger may not be the same as those historically associated with the Company before the Merger.

In addition, we may be subject to new or additional risks as a result of the Merger, including integration challenges, changes in management or business strategy, and exposure to new markets or regulatory environments. These factors, among others, could result in increased volatility or changes in the market price of the Common Stock that may not have been present with the Common Stock prior to the Merger.

Furthermore, the market’s perception of our Company post-Merger, its growth prospects, and its ability to achieve anticipated synergies or financial results may also impact the trading price of Common Stock. As a result, the market price of the Common Stock may fluctuate significantly and may be affected by factors unrelated to the historical performance of Common Stock, which could adversely affect the value of your investment.

Active trading of options on our Common Stock could increase volatility in our share price and adversely affect the market for our securities.

Options on our Common Stock are traded on securities exchanges and in over-the-counter markets. Activity in these markets, including by market makers and other participants engaging in hedging, arbitrage, and speculative strategies, can lead to significant buying or selling pressure in our Common Stock as counterparties dynamically hedge their exposures (for example, through delta or gamma hedging). Elevated call option activity may contribute to rapid price increases, while elevated put option activity may contribute to rapid price declines. Option expirations, changes in implied volatility, shifts in open interest, and variations in options market liquidity can also exacerbate intraday and periodic volatility in the trading price of our Common Stock. We do not control these options markets or the actions of participants in them. Increased volatility related to options trading could negatively affect investor confidence, impair the liquidity of our Common Stock, influence the effectiveness of our capital markets activities (including equity or convertible offerings and share repurchases), and adversely affect the market price of our securities regardless of our operating performance.

Our tradeable warrants are quoted on the OTC Pink Market, which may have an unfavorable impact on the price of our tradeable warrants and liquidity.

Our tradeable warrants are quoted on the OTC Pink Market. The OTC Pink Market is a significantly more limited market than the Nasdaq Stock Market or the New York Stock Exchange. The quotation of our tradable warrants on the OTC Pink Market may result in a less liquid market being available for our existing and potential warrant holders to trade our tradable warrants and could depress the trading price of our warrants.

Risks Related to the Merger with Nakamoto and Other Potential Future Transactions

We incurred significant transaction costs in connection with the Merger, and may continue to incur additional costs — some of which may be outside our control — related to integrating Nakamoto with our Company.

We incurred a number of non-recurring costs associated with negotiating and completing the Merger, combining the operations of our Company and Nakamoto and achieving desired synergies. These costs have been, and will continue to be, substantial and, in many cases, will be borne by our Company. A substantial majority of non-recurring expenses consisted of transactions costs and include, among others, fees paid to financial, legal, accounting and other advisors, employee retention, severance and benefit costs, and filing fees. We also incurred costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and other employment-related costs. The Company will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the integration of the companies’ businesses. While we assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the expenses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not offset integration-related costs and achieve a net benefit in the near term or at all. The costs described above and any unanticipated costs and expenses could have had an adverse effect on our financial condition and operating results.

There is no guarantee that we will acquire either of BTC Inc. or UTXO (through any agreements it has with BTC Inc.) at a future date. If we acquire BTC Inc. or UTXO at a future date, existing shareholders may experience substantial dilution.

There can be no assurance that the Company will acquire BTC Inc. (“BTC”) (or UTXO Management GP, LLC (“UTXO”) through any agreements it has with BTC) at any time in the future. The completion of any such acquisition would be subject to the negotiation and execution of definitive agreements, the satisfaction of various closing conditions, and the receipt of any required regulatory or third-party approvals, among other factors, many of which are outside the control of the Company. As a result, there is no guarantee that any acquisition of BTC or UTXO will occur, or, if it does occur, that it will be completed on terms favorable to the Company or its shareholders.

If the Company does acquire BTC or UTXO in the future, it is expected that the consideration for such acquisition may include the issuance of additional shares of the Common Stock or other equity securities. Any such issuance would dilute the ownership interests of existing shareholders and could adversely affect the market price of the Common Stock. Furthermore, the terms of any future acquisition, including the amount and type of consideration to be paid, may not be favorable to existing shareholders and could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The synergies attributable to the Merger may vary from expectations.

We may fail to realize the anticipated benefits and synergies expected from the Merger, which could adversely affect our business, financial condition and operating results. The expected results from the Merger depend, in significant part, on our ability to successfully integrate the acquired business, grow the revenue of the Company and realize the anticipated strategic benefits and synergies from the combination. We believe that the combination of the companies will provide operational and financial scale, increase free cash flow, and enhance our corporate rate of return. However, achieving these goals requires, among other things, realization of the targeted cost and commercial synergies expected from the Merger. This growth and the anticipated benefits of the transaction may not be realized fully or at all or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If we are unable to achieve these objectives and realize the anticipated benefits and synergies expected from the Merger within the anticipated timing or at all, our business, financial condition and operating results may be adversely affected, the Company’s earnings per share may be diluted, the accretive effect of the merger may decrease or be delayed and the share price of our Common Stock may be negatively impacted.

Litigation relating to the Merger could result in an injunction preventing completion of the Merger, substantial costs to KindlyMD and/or may adversely affect KindlyMD’s business, financial condition or results of operations following the Merger.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on KindlyMD’s liquidity and financial condition.

Lawsuits that may be brought against KindlyMD or its respective directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Merger. One of the conditions to the closing of the Merger is that no injunction by any court or other tribunal of competent jurisdiction has been entered and continues to be in effect and no law has been adopted or is effective, in either case that prohibits or makes illegal the closing of the Merger. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed within the expected timeframe or at all, which may adversely affect KindlyMD’s business, financial position and results of operation.

There can be no assurance that any of the defendants will be successful in the outcome of any pending or any potential future lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect KindlyMD’s business, financial condition, results of operations and cash flows.

Future transactions could result in changes to the market price of our Common Stock.

The announcement, pendency, or completion of future transactions—including mergers, acquisitions, divestitures, joint ventures, investments, or other strategic initiatives—may result in significant fluctuations in the market price of our Common Stock, regardless of our actual operating performance. Market participants may react to such transactions based on their expectations regarding the potential benefits, risks, or uncertainties associated with the transaction, including anticipated synergies, integration challenges, changes in business strategy, or exposure to new markets or regulatory environments. These reactions may be positive or negative and may not reflect the long-term value or impact of the transaction on our business.

Additionally, the terms of any future transaction, such as the issuance of additional shares of our Common Stock or other equity or debt securities as consideration, could result in dilution to existing shareholders and adversely affect the market price of our common stock. The market’s perception of our ability to successfully integrate acquired businesses, realize anticipated benefits, or manage new risks and obligations may also contribute to increased volatility in our stock price. Furthermore, the announcement or completion of a transaction may trigger change in control or other provisions in our existing agreements, result in litigation or regulatory proceedings, or lead to changes in analyst coverage or investor sentiment, all of which could further impact the trading price of our Common Stock.

There can be no assurance that any future transaction will be completed on favorable terms, or at all, or that the anticipated benefits of any such transaction will be realized. As a result, investors in our Common Stock may experience losses or volatility in the value of their investment due to the effects of future transactions, independent of our underlying business performance.

The Company may not realize the anticipated benefits from the Merger with Nakamoto and future mergers, acquisitions, investments, joint ventures, or other strategic alliances.

We completed the Merger with Nakamoto and expect to continue to evaluate and pursue potential mergers, acquisitions, investments, joint ventures, and other strategic transactions that are intended to, among other objectives, acquire more Bitcoin, expand the services and products we may offer, enhance our technology capabilities, acquire talent, increase scale, and enter new markets. These types of transactions involve numerous risks and uncertainties—many of which are outside of our control—that could prevent us from realizing the anticipated benefits on the expected timelines or at all, and could adversely affect our business, results of operations, financial condition, and cash flows.

The success of these transactions depends on our ability to effectively identify suitable opportunities, obtain required regulatory approvals on acceptable terms and timelines, and integrate operations, technologies, systems, products, services, contracts, internal controls, cultures, and personnel. Integration efforts may divert management attention and resources from other priorities; result in the loss of key employees, customers, suppliers, or partners; create challenges in data governance, privacy, cybersecurity, and responsible AI practices; and require substantial investment in systems and processes. We may face unanticipated liabilities and compliance obligations, including with respect to intellectual property, data protection, product liability, tax, labor and employment, anti-corruption, sanctions and export controls, environmental and environmental social and governance disclosures, and other legal or contractual commitments, including indemnities. In cross-border transactions, we may encounter additional complexities relating to cultural and language differences, divergent regulatory regimes, currency fluctuations, and macroeconomic or geopolitical developments.

We may not achieve the commercial, strategic, or financial objectives of a transaction due to factors such as overestimation of market opportunities, underestimation of costs, unforeseen competitive responses, quality or performance issues, slower-than-expected customer adoption, or changes in laws and policies affecting the acquired business. Realization of anticipated revenue synergies, cost savings, or other efficiencies may take longer than expected, be less than expected, or not occur. Our strategic arrangements may be renegotiated or terminated, including as a result of evolving business priorities of our counterparties. Additionally, announced transactions may be delayed, conditioned in ways that limit expected benefits, challenged by regulators, or not completed at all.

These risks could lead to operating difficulties, foregone opportunities, missed financial targets, and increased costs. We may also incur significant charges, including restructuring costs, transaction and integration expenses, and amortization of intangible assets, and we may be required to record impairments of goodwill, intangible assets, equity investments, or other long-lived assets if the performance of an acquired business or investment is below expectations or if market or regulatory conditions change. To finance future transactions, we may issue equity or equity-linked securities that dilute existing shareholders, incur or assume additional indebtedness that increases our financial risk and interest expense, or otherwise utilize cash that could be deployed for other strategic or operational needs.

Litigation related to mergers, acquisitions, divestitures and other strategic transactions could result in significant costs, delays or other adverse impacts on our business, financial condition, results of operations and cash flows.

Companies undertaking mergers, acquisitions, divestitures, joint ventures, financings, restructurings or other strategic transactions frequently face litigation and regulatory challenges, including securities class actions, stockholder derivative actions, fiduciary duty claims, appraisal proceedings, books-and-records demands, and antitrust or other governmental inquiries. Such claims may be brought before or after announcement or completion of a transaction and may be filed in multiple jurisdictions. Even if these matters lack merit, they can be costly and time-consuming to defend, may divert the attention of management and employees from the operation of the business, and may disrupt relationships with customers, suppliers and other counterparties.

Adverse outcomes in these matters could result in monetary damages, attorneys’ fees, settlements, indemnification obligations, changes to or termination of transaction terms, or injunctive or other equitable relief that delays, limits or prevents the consummation or integration of a transaction. Insurance coverage, including directors’ and officers’ insurance, may be insufficient to cover all costs or judgments, may be subject to significant retentions, or may not be available on commercially reasonable terms. There can be no assurance regarding the outcome of any pending or future litigation or regulatory proceedings, and any related costs, liabilities or delays could adversely affect our liquidity, financial condition, results of operations and cash flows.

Completion of the Merger may have triggered change in control or other provisions in certain agreements to which the Company or any of its respective subsidiaries or joint ventures is a party.

The completion of the Merger may have triggered change in control or other provisions in certain agreements to which the Company or any of their respective subsidiaries or joint ventures is a party. If we are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under such agreements, potentially terminate such agreements, or seek monetary damages. Even if we are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate such agreements on terms less favorable to us or the applicable subsidiary or joint venture.

Unrealized fair value gains on the Company’s Bitcoin holdings may cause the Company to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022.

The U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. Unless an exemption applies, the IRA imposes a 15% corporate alternative minimum tax (“CAMT”) on a corporation with respect to an initial tax year and subsequent tax years if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of Treasury and the IRS issued proposed regulations with respect to the application of CAMT.

Additionally, the Company may be required to adopt ASU 2023-08, under which the Company’s Bitcoin holdings must be measured at fair value in the Company’s statement of financial position, with gains and losses from changes in the fair value of our Bitcoin recognized in net income each reporting period. When determining whether the Company is subject to CAMT and when calculating any related tax liability for an applicable tax year, the proposed regulations provide that, among other adjustments, the Company’s adjusted financial statement income must include any unrealized gains or losses reported in the applicable tax year.

Accordingly, as a result of the enactment of the IRA and the Company’s potential adoption of ASU 2023-08, the Company may be subject to CAMT in the 2026 taxable year and beyond. If the Company becomes subject to CAMT, it could result in a material tax obligation that the Company would need to satisfy in cash, which could materially affect the Company’s financial results, including its earnings and cash flow, and its financial condition.

Risks Related to our Management Team

Our senior management team has limited experience managing and operating a U.S. public company.

Certain members of our management team have limited experience managing and operating a U.S. publicly traded company, interacting with U.S. public company investors, and complying with the increasingly complex laws pertaining to U.S. public companies. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of U.S. public companies. The development and implementation of the standards and controls necessary for our Company post-Merger to achieve the level of accounting standards required of a public company may require costs greater than expected. To support our operations as a U.S. public company, we plan to recruit additional qualified employees or external consultants with relevant experience, which will increase our operating costs in future periods. Should any of these factors materialize, the Company’s business, financial condition and results of operations could be adversely affected.

Our Company is highly dependent on the services of David Bailey, our Chairman of the Board and Chief Executive Officer and other members of our senior management team. The loss of any of these key individuals could have a material adverse effect on our Company’s business, operations, financial condition, and stock price.

Our Company is highly dependent on the services of David Bailey, who is our Chairman of the Board and Chief Executive Officer. Although Mr. Bailey will spend a majority of his business time and attention on the Company and expects to be highly active in its management, he does not expect to devote his full time and attention to the Company. Mr. Bailey will continue to lead BTC and to manage UTXO, among other business ventures. As a result, he may devote less time to our Company than if he was not engaged in other business activities. While Mr. Bailey owes fiduciary duties to our stockholders, he may also owe fiduciary duties to stockholders of other companies with which he may be affiliated.

Furthermore, the loss of any key personnel could impact our ability to maintain relationships with customers, partners, and investors, or to execute our business strategy effectively, particularly if a suitable replacement cannot be found in a timely manner. The unanticipated departure of any of our key executives could cause uncertainty among investors and employees, potentially leading to stock price volatility or operational challenges. Additionally, the absence of our key executives could result in significant management and operational gaps that could take time to address, which could negatively affect our ability to meet business objectives.

We have engaged in transactions with our affiliates and we expect to do so in the future. The terms of such transactions and the resolution of any conflicts that may arise may not always be in our Company’s or our stockholders’ best interests.

We have engaged in transactions and we expect to continue to engage in transactions with affiliated companies. Related party transactions can create the possibility of conflicts of interest with regard to our management. Such a conflict could cause an individual on our management team to seek to advance his or her economic interests above our Company’s. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors.

For example, we entered into the Administrative Services Agreement, dated August 14, 2025, with BTC (the “Services Agreement”), an entity owned and controlled by Mr. Bailey, our Chairman of the Board and Chief Executive Officer. Under the Services Agreement, BTC provides certain administrative support services to our Company and subsidiaries. The term of the Services Agreement is one year and automatically renews annually thereafter, however, the Services Agreement may be terminated by either party upon 30-days’ written notice.

These transactions between our Company and other entities controlled by Mr. Bailey or other members of our senior management team, including Tyler Evans, our Chief Investment Officer, may raise potential conflicts of interest and could result in business arrangements that are not as favorable to our Company as those with unrelated third parties. In particular, Mr. Bailey and Mr. Evans will have significant influence over our operations, treasury strategy, and the interests of their other business ventures, including in BTC and UTXO, which may conflict with our interests. These conflicts of interest could arise in situations where our business needs and Mr. Bailey’s or Mr. Evans’ personal or other business interests diverge. If any such conflicts arise, they could harm our business or reputation, lead to regulatory scrutiny, or result in adverse financial or operational consequences. Although we have adopted policies and procedures intended to address such conflicts of interest, there can be no assurance that these measures will effectively mitigate all risks associated with related-party transactions.

Issuances of equity awards to our executives and directors may dilute existing stockholders and adversely affect the market price of Common Stock.

We use equity-based compensation, including restricted stock units and performance-based awards, as a key component of our compensation programs for executives and directors. These awards are intended to align the interests of our leadership with those of stockholders and to attract and retain highly qualified personnel. However, the grant and subsequent vesting and settlement of equity awards increase the number of shares of Common Stock outstanding, which may dilute the ownership interests of existing stockholders and reduce earnings per share. In addition, we may, from time to time, amend or expand our equity compensation plans, increase share reserve authorizations, or accelerate vesting in connection with organizational changes or market conditions, any of which could result in additional dilution. The perception or expectation of such dilution may also adversely impact the market price of our Common Stock. While we may engage in share repurchase programs or utilize net-share settlement to offset some dilutive effects, there is no assurance that these actions will fully or effectively mitigate dilution from equity compensation.

Risks Related to Social Media

The Company’s directors and executive officers are active on social media, which may pose risks to the Company’s reputation, create regulatory or disclosure concerns, and impact the Company’s stock price.

Certain of the Company’s directors and executive officers maintain active personal or professional social media accounts, including on platforms such as X (formerly known as Twitter), LinkedIn, Instagram, and others. Although these individuals may not intend to speak on behalf of the Company, statements made on social media — whether related to the Company’s business or unrelated personal views — may nonetheless be attributed to the Company. This could result in reputational harm, increased media or regulatory scrutiny, or adverse reactions from investors, customers, or other stakeholders.

Additionally, if any such communications are deemed to be incorrect, include material nonpublic information, or are inconsistent with the Company’s public disclosures, the Company could face legal, regulatory, or investor relations challenges. The Company may also be required to address or clarify such statements, which could divert management’s attention, result in increased costs, and negatively impact the Company’s stock price. While the Company will maintain disclosure controls and provide guidelines to its officers and directors, it cannot guarantee compliance at all times or prevent the dissemination of information that may adversely affect its business, results of operations, or financial condition.

Finally, the considerable expansion in the use of social media over recent years has increased the volume and speed at which negative publicity arising from these events can be generated and spread, and the Company may be unable to timely respond to, correct any inaccuracies in, or adequately address negative perceptions arising from such coverage. In addition, negative or inaccurate posts or comments about us on social media platforms could damage the Company’s reputation, brand image and goodwill, and the Company could lose the confidence of its customers and partners, regardless of whether such information is true and regardless of any number of measures the Company may take to address them.

Risks Related to Our Outstanding and Future Indebtedness

Our level and terms of indebtedness could adversely affect our ability to raise additional capital to further execute on our Bitcoin acquisition strategy, fund our enterprise analytics software operations, and take advantage of new business opportunities.

On October 6, 2025, Naka SPV2, LLC, Delaware limited liability company and wholly owned subsidiary of the Company (“Naka”), entered into a Loan Agreement with Holder. The Loan Agreement contemplates Holder extending a term loan facility in an aggregate principal amount of 206,000,000 USDT (the “Loan”), bearing interest at a rate of 7.0% per annum. The Loan was advanced in separate tranches over a period of up to five days from October 6, 2025, to allow for the transfer of collateral from Naka to Holder. The first tranche of indebtedness was equal to an aggregate amount of 135,000,000 USDT, and the second tranche of indebtedness was equal to an aggregate amount of 71,000,000 USDT. To secure the Loan, we were required to grant Holder a security interest in Bitcoin currently owned by our Company (or a subsidiary of ours) in an amount necessary to satisfy an initial LTV Ratio (as defined in the Loan Agreement) of 60.0% (the “Bitcoin Collateral”).

The Loan, future indebtedness and associated interest expense could have important consequences to us, including:

●	limiting our ability to use a substantial portion of our cash flow from operations in other areas of our business, including for acquisition of additional Bitcoin, working capital, research and development, expanding our infrastructure, capital expenditures, and other general business activities and investment opportunities in our company, because we must dedicate a substantial portion of these funds to pay interest on and/or service our debt;

●	limiting our ability to obtain additional financing in the future for acquisition of additional Bitcoin, working capital, capital expenditures, debt service, acquisitions, execution of our strategy, and other expenses or investments planned by us;

●	limiting our flexibility and our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation, our business, and our industry;

●	increasing our vulnerability to a downturn in our business and to adverse economic and industry conditions generally;

●	placing us at a competitive disadvantage as compared to our competitors that are less leveraged; and

●	limiting our ability, or increasing the costs, to refinance indebtedness.

We may be unable to service or refinance our indebtedness, specifically the Loan, which could cause us to default on our debt obligations and could force us into bankruptcy or liquidation.

Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which is influenced, in part, by general economic, financial, competitive, legislative, regulatory, counterparty business, and other risks that are beyond our control, including the availability of financing in the U.S. banking and capital markets. If our cash flows and capital resources are insufficient to fund our debt service obligations or to secure acceptable refinancing of the Loan we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure our indebtedness. We cannot assure you that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness, including the Loan, to refinance our indebtedness, or to fund our other liquidity needs. Even if refinancing indebtedness is available, any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. In addition, our Bitcoin acquisition strategy anticipates that we may issue additional debt in future periods to finance additional purchases of Bitcoin, but if we are unable to generate sufficient cash flow to service our debt and make necessary capital expenditures, we may be required to sell Bitcoin. We continue to work with potential lenders, including Holder, to refinance the existing Loan and have engaged an advisory investment banking firm to assist us with this effort. Whether we will be able to successfully refinance the Loan will depend on market conditions, our financial performance and other factors. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, which could cause us to default on our debt obligations. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.

Upon the occurrence of an event of default under any of our indebtedness, the holders of the defaulted indebtedness could elect to declare all the funds borrowed to be due and payable enforce their security interests on substantially all of our assets and the assets of our subsidiary guarantors. Similarly, upon the occurrence of an event of default under the Loan Agreement, could elect to declare all outstanding loan principal under the Loan to be due and payable, together with accrued and unpaid interest, and enforce its security interest on the Bitcoin Collateral. Any of these events could in turn result in cross-defaults under any future indebtedness we may incur. We may not have sufficient funds available to pay the amounts due upon any such default, particularly in the event that there has been a decrease in the market value of our Bitcoin holdings, and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all. Any financing that we may undertake under such circumstances could result in substantial dilution of our existing stockholders, and in the absence of being able to obtain such financing, we could be forced into bankruptcy or liquidation.

Our subsidiary Naka has no independent operations other than holding Bitcoin and financing activities and will depend on cash contributions from us and/or sales of Bitcoin to meet its obligations under the Loan Agreement pursuant to which the Loan was issued.

Naka primarily holds Bitcoin and certain cash proceeds retained from the Loan. As of November 14, 2025, Naka had no operations other than purchasing and holding Bitcoin and those related to the administration and repayment of the Loan principal outstanding and interest due under the Loan Agreement. Our principal sources of funds to make payments pursuant to the Loan Agreement are capital contributions, loans or other cash payments from us, and sales of Bitcoin, which in turn may be restricted due to the requirement in the Loan Agreement requiring our Company to maintain the LTV Ratio below 70%. Accordingly, we may not have sufficient funds available to pay amounts owed under the Loan Agreement when it becomes due, and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all.

We have contributed and may in the future be required to contribute additional Bitcoin to the collateral package securing the Loan or to repay certain amounts outstanding thereunder prior to its stated maturity date, if the value of Bitcoin declines.

The Loan Agreement had an initial stated maturity date of November 6, 2025, which we extended for a period of 30 days, but includes a requirement that we maintain an LTV Ratio of 70%. As a result, our Company is required to maintain more than $294,285,714 of Bitcoin in the account securing the Loan under the Loan Agreement, assuming the full $206 million aggregate principal amount of the Loan remains outstanding. If the price of Bitcoin drops such that the LTV Ratio equals or exceeds 70%, our Company will be required to either deposit additional Bitcoin into such account or prepay a portion of the Loan such that the LTV Ratio is reduced to 60% or less. If the price of Bitcoin drops such that the LTV Ratio equals or exceeds 80%, then we will be in default under the Loan Agreement. As of November 14, 2025, approximately 3,564.49 Bitcoins were held in the Bitcoin collateral account and approximately 1,773.71 of our aggregate Bitcoins remained unencumbered. If we are not able to maintain an LTV Ratio of less than 70% at any time prior to the maturity date of the Loan Agreement, we may be required to repay some of the principal outstanding under the Loan Agreement sooner than such amounts would otherwise be due, we may not have sufficient funds available to pay such amounts at that time or the ability to sell Bitcoin to generate additional funds, and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all.

We rely on the receipt of funds from our subsidiaries in order to meet our cash needs and service our indebtedness, and certain of our subsidiaries holding digital assets may not provide any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs.

We depend on dividends, distributions, and other payments from our subsidiaries to fund our obligations, including those arising under the Loan Agreement, and to meet our cash needs. The operating results of our subsidiaries at any given time may not be sufficient to make dividends, distributions, or other payments to us in order to allow us to make payments on our other long-term indebtedness. Our wholly-owned subsidiary, Naka, which holds the Bitcoin acquired using the proceeds from the Loan is not obligated to provide and may in the future be prohibited from providing any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs under such indebtedness. As of November 14, 2025, approximately 3,564.49 Bitcoins held by Naka are pledged as collateral under the Loan Agreement that secures our obligations under the Loan. In addition, dividends, distributions, or other payments, as well as other transfers of assets, between our subsidiaries and from our subsidiaries to us may be subject to legal, regulatory, or contractual restrictions, which may materially adversely affect our ability to transfer cash within our consolidated companies and our ability to meet our cash needs and service our indebtedness.

Despite our current level of indebtedness, we may be able to incur substantially more indebtedness and enter into other transactions in the future which could further exacerbate the risks related to our indebtedness.

Future debt instruments may contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions and we may be able to incur significant additional indebtedness in the future. For example, these restrictions do not prevent us from incurring obligations, such as certain trade payables and operating leases, which do not constitute indebtedness as defined under our debt instruments. To the extent we incur additional indebtedness or other obligations, the risks described herein with respect to our indebtedness may increase significantly.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Common Stock

On August 14, 2025, the Company issued 22,321,142 shares of Common Stock, at a fair value of $1.12 per share, for an aggregate of $24,999,679, to shareholders of Nakamoto as consideration for the Merger (the “Merger Shares”) including our Chief Executive Officer and Chairman of the Board, David Bailey, our Chief Investment Officer, Tyler Evans, and Andrew Creighton, our Chief Commercial Officer. The Company relied on Section 4(a)(2) of the Securities Act for the issuance of the Merger Shares.

On August 14, 2025, the Company issued an aggregate of 30,000 shares of Common Stock, with a fair value of $1.88 per share, for an aggregate value of $56,400 for the vesting of issued restricted stock awards (“RSAs”) in consideration for advisory services in connection with the Merger. These RSAs were issued in reliance on Section 4(a)(2) of the Securities Act.

On August 14, 2025, the Company issued to certain accredited investors (i) 337,509,646 shares of Common Stock, at a price per share of $1.12, (ii) 5,682,586 shares of Common Stock at a price per share of $5.00, and (iii) 133,800,773 Pre-Funded Warrants to purchase shares of Common Stock at $1.12, in conjunction with the Merger (collectively, the “PIPE Securities”). The Company offered and sold the PIPE Securities in reliance on Rule 506(b) of Regulation D promulgated under the Securities Act. As of September 30, 2025, the Company had issued an aggregate of 49,298,000 shares of Common Stock upon exercise of the Pre-Funded Warrants.

On August 14, 2025, the Company issued 3,000,000 shares of Common Stock (the “Convert Fee Shares”), at a fair value of $1.12 per share, to the Convert Investor as payment for the Convert Investor’s fees for entering into that certain Debenture Purchase Agreement, dated May 12, 2025, by and between the Company and the Convert Investor. The Company relied on Section 4(a)(2) of the Securities Act for the issuance of the Convert Fee Shares.

On September 11, 2025, the Company issued 273,038 shares of Common Stock, with a fair value of $3.95 per share, for an aggregate of $1,078,500, to an individual investor in exchange for certain intellectual property assets. These shares were issued in reliance on Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On September 24, 2025, our Board established December 17, 2025 as the date of our 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”) and set October 23, 2025 as the record date for determining stockholders entitled to receive notice of and vote at the 2025 Annual Meeting. The meeting will be a virtual meeting conducted by live webcast on the internet. Additional details regarding the 2025 Annual Meeting, including the time and matters to be voted upon, are set forth in KindlyMD’s definitive proxy statement for the 2025 Annual Meeting filed with the U.S. Securities and Exchange Commission on November 3, 2025.

Trading Arrangements

During the three months ended September 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
2.1**	Merger Agreement, dated as of May 12, 2025 (incorporated by reference to Annex A filed with Kindly MD, Inc.’s Information Statement on Schedule 14C filed on July 22, 2025).

3.1**	Second Amended and Restated Articles of Incorporation of Kindly MD, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).

3.2**	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 15, 2025).

4.1**	Secured Convertible Debenture, dated August 15, 2025, by Kindly MD, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).

4.2**	Form of Indenture (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3, filed with the SEC on August 26, 2025).

10.1**	Registration Rights Agreement, dated as of August 14, 2025, by and among Kindly MD, Inc. and the stockholders of Nakamoto Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).

10.2**

Assignment and Assumption Agreement, dated as of August 14, 2025, by and among Kindly MD, Inc., Nakamoto Holdings, Inc. and BTC Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).

10.3**

Guaranty and Security Agreement, dated as of August 15, 2025, by and between Naka SPV 2, LLC and YA II PN, Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).

10.4**

Registration Rights Agreement, dated as of August 15, 2025, by and among Kindly MD, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).

10.5**

Administrative Services Agreement, dated as of August 14, 2025, by and between Kindly MD, Inc., BTC Inc. and certain subsidiaries of Kindly MD, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).

10.6**

Form of Pre-Funded Common Stock Purchase Warrant of Kindly MD, Inc., issued as of August 14, 2025 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).

10.7**	Form of Kindly MD Inc.’s Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).

61

10.8**+

Addendum to Executive Employment Agreement with Tim Pickett, dated August 14, 2025 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).

10.9**+

Addendum to Executive Employment Agreement with Jared Barrera, dated August 14, 2025 (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).

10.10**+

Consulting Agreement, by and between BTC Consulting, LLC and Kindly MD, Inc., dated August 14, 2025 (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).

10.11**+	Employment Agreement, by and between Tyler Evans and Kindly MD, Inc., dated August 14, 2025 (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).

10.12**+

Employment Agreement, by and between Andrew Creighton and Kindly MD, Inc., dated August 14, 2025 (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).

10.13**+	Consulting Agreement, by and between Second Gate Advisory LLC and Kindly MD, Inc. dated August 14, 2025 (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).

10.14**	Sales Agreement, dated August 26, 2025, by and among the Company and TD Securities (USA) LLC, Cantor Fitzgerald & Co., B. Riley Securities, Inc., The Benchmark Company, LLC, Canaccord Genuity LLC, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, Craig-Hallum Capital Group LLC, Needham & Company, LLC and Yorkville Securities, LLC (incorporated by reference to Exhibit 1.2 to the Company’s Form S-3, filed with the SEC on August 26, 2025).

10.15**

Private Deed, dated as of September 4, 2025, by and among Treasury, Stichting, and Nakamoto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2025).

10.16**	Loan Agreement, dated as of September 30, 2025, among KindlyMD and Two Prime Lending Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 3, 2025).

10.17**	Loan Agreement dated October 6, 2025, by and between Antalpha Digital Pte. Ltd. and Naka 2 SPV, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 7, 2025).

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS***	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Previously filed.
+	Executive compensation plan or arrangement.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINDLY MD, INC.
(Registrant)

Date: November 19, 2025	By:	/s/ David Bailey
David Bailey
Chief Executive Officer

Date: November 19, 2025	By:	/s/ Jared Barrera
Jared Barrera
Chief Financial Officer

63