Form 10-K
period 2025-12-31
Nakamoto Inc.
filed 2026-03-30
CIK 1946573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-42103

NAKAMOTO INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-3829824
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 10th Ave South, Nashville, TN 37203

(Address of Principal Executive Offices)

(615) 676-8668

(Registrant’s telephone number, including area code)

Kindly MD, Inc.

5097 South 900 East Suite 100, Salt Lake City, UT 84117

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $62.5 million as of June 30, 2025, based upon a bid price of $13.85 per share for the registrant’s common stock on such date. Shares of the registrant’s common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be “affiliates” of the registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

On March 23, 2026, a total of 690,018,254 shares of our common stock were outstanding.

NAKAMOTO INC.

RISK FACTORS SUMMARY

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks are more fully described in the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K. These risks include, among others, the following:

Risks Related to Our Bitcoin Strategy and Holdings

●	We are shifting our business strategy from healthcare operations to a Bitcoin company with a Bitcoin treasury, which represents a fundamental change in our risk profile and may not be successful.
●	Our Bitcoin strategy exposes us to various risks, including risks associated with Bitcoin.
●	We face significant competition from companies with Bitcoin strategies and from spot Bitcoin exchange traded products (“ETPs”).
●	Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

Risks Related to Our Financial Condition, Indebtedness, and Capital Requirements

●	We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
●	If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could harm our business and the value of our Common Stock.
●	Our Bitcoin operations and digital asset treasury are new for our Company, and our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our Bitcoin operations or holdings.
●	Our level and terms of indebtedness could adversely affect our ability to raise additional capital, fund operations, and take advantage of new business opportunities, and we may be unable to service or refinance our debt.
●	We have incurred significant operating losses and may not achieve or sustain profitability.

Risks Related to Our Securities and being a Public Company

●	If we are unable to regain compliance with Nasdaq’s continued listing standards, our securities may be delisted, which could significantly limit liquidity and adversely affect our business.
●	The price of our Common Stock has fluctuated significantly and may continue to do so, which could result in substantial losses for stockholders.
●	A prolonged decline in Bitcoin’s market price could cause us to fall below Nasdaq’s continued listing standards.
●	We may need additional capital, and future securities offerings may result in dilution to existing stockholders.
●	Sales of our Common Stock, including through our at-the-market program (“ATM Program”), or the perception that such sales may occur, could depress our Common Stock price.
●	If we effect a reverse stock split to regain compliance with Nasdaq’s minimum bid price requirement, it may not result in a sustained increase in our Common Stock price and could decrease the liquidity of our Common Stock.

Risks Related to Our Media and Information Services Operations

●	Our revenues could decline if our trade show offerings through BTC Inc fail to attract attendees, exhibitors, sponsors, or vendors.
●	BTC Inc’s editorial independence may be compromised, or perceived to be compromised, by our corporate Bitcoin holdings and other business interests, which could damage our credibility and audience trust.

Risks Related to Our Asset Management Operations

●	Revenue from our investment advisory operations is substantially dependent on the market price of Bitcoin and the volume of assets under management (“AUM”) consisting of Bitcoin or investments in securities dependent on the price of Bitcoin, which are subject to extreme volatility.
●	Our investment advisory subsidiary is subject to extensive regulation under federal and state securities laws, and failure to comply with these regulations could result in enforcement actions, fines, or loss of our ability to operate.

Risks Related to Our Healthcare Operations

●	The collectability of patient accounts receivables have harmed and could further deteriorate and further harm the results of our healthcare operations.
●	Laws and regulations affecting the medical cannabis industry are constantly changing, which could detrimentally affect our operation.

Risks Related to Cybersecurity, Information Technology, and Intellectual Property

●	Security incidents or loss of private keys could result in partial or total loss of our Bitcoin, materially adversely affecting our financial condition.
●	We are subject to the Health Insurance Portability and Accountability Act (“HIPAA”) and other federal, state, and foreign data privacy and security laws, and failure to comply could result in significant liability and reputational harm.
●	Failures or interruptions of our IT infrastructure, or security incidents affecting our systems or those of third parties, could adversely impact our business.

Risks Related to Our Management Team

●	Certain members of our senior management team have limited public company experience, and we are highly dependent on certain key executives whose loss could adversely affect our business.
●	Social media activity by our directors and officers may pose reputational, regulatory, and Common Stock price risks.
●	Equity compensation awards to executives and directors may dilute existing stockholders.

Risks Related to Future Acquisitions

●	We may not realize the anticipated benefits or synergies from mergers, acquisitions, or other strategic transactions.
●	We have incurred, and may continue to incur, significant transaction and integration costs in connection with acquisitions.
●	Future transactions may cause fluctuations in the market price of our Common Stock.

Throughout this Annual Report on Form 10-K, “Company,” “Nakamoto,” “Nakamoto Inc.,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Nakamoto Inc. and its consolidated subsidiaries, and “our Board” refers to the board of directors of Nakamoto Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding the financial position, business strategy and the plans and objectives of management for our future operations, are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to us. When used in this Annual Report on Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “forecasts,” “may,” “will,” “should,” “seek,” “scheduled,” “intend,” “plan,” and “expect” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements.

The forward-looking statements in this Annual Report on Form 10-K are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of the Company’s control, that could cause the actual results or outcomes to differ materially from those discussed in the forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to numerous risks, including, but not limited to the following:

●	Our ability to raise capital is necessary to sustain our anticipated operations and implement our business plan;
●	Our ability to implement our business plan;
●	Our ability to generate sufficient cash to survive;
●	The degree and nature of our competition;
●	The lack of diversification of our business plan;
●	The general volatility of the capital markets and the establishment of a market for our shares;
●	The potential impact of a prolonged government shutdown;
●	Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police, and military activities overseas and other disruptive worldwide political and economic events and environmental weather conditions;
●	The price and volatility of Bitcoin;
●	Our ability to implement our Bitcoin treasury strategy and its effects on our business, and;
●	Other factors detailed in the section entitled “Risk Factors”.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable and the information included in this report is accurate, we cannot guarantee that the future results, level of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to confirm these statements to actual results or changes in our expectations. We qualify all of our forward-looking statements by these cautionary statements.

PART I

ITEM 1. BUSINESS

Overview

Nakamoto Inc., a Delaware corporation, is a Bitcoin company building a global portfolio of Bitcoin-native companies. We hold Bitcoin on our balance sheet and, through our ecosystem-wide presence, seek to provide investors with exposure to Bitcoin’s global growth and to leverage our treasury to acquire and develop an ecosystem of Bitcoin companies across finance, media, advisory and more.

We were formed in 2019 as a patient-first healthcare company redefining value-based care and patient-centered medical services. On August 14, 2025, we acquired a privately held Bitcoin treasury company through a reverse merger and began our transformation into a Bitcoin operating company.

On February 20, 2026, we acquired BTC Inc (“BTC Inc”), the leading provider of Bitcoin-related media and events, and UTXO Management GP, LLC (“UTXO”), an investment firm focused on private and public Bitcoin companies, pursuant to separate merger transactions (the “BTC Merger” and “UTXO Merger,” respectively, and, collectively, the “Mergers”). The acquisition represents a significant addition to our portfolio and advances our mission to develop an ecosystem of Bitcoin-native companies.

Through BTC Inc we will operate one of the largest global media platforms for Bitcoin, which is anchored by the globally recognized Bitcoin Conference. UTXO is the first investment in our financial and asset management services division and will bring our shareholders exposure to Bitcoin-native businesses. We also advise Bitcoin-native and adjacent companies on capital formation, transactions and scale.

Business Segments

As of December 31, 2025, we have two principal business segments:

●	Bitcoin Operations: houses our Bitcoin treasury and is utilized to support investments in other Bitcoin related companies.
●	Healthcare Operations: provides a patient-focused healthcare experience that provides patients personalized solutions in order to reduce opioid use and improve health outcomes.

Our Businesses

Bitcoin Operations

A core component of our business strategy is the acquisition and holding of Bitcoin as a treasury reserve asset. We believe Bitcoin is an attractive asset because (i) it can serve as a store of value, supported by a robust and public open-source architecture, that is untethered to sovereign monetary policy, (ii) due to its fixed supply, Bitcoin offers the potential to serve as a hedge against inflation in the long-term and, if its adoption increases, the opportunity for appreciation in value, and (iii) the Bitcoin network provides the infrastructure and opportunity for the development of financial and technological innovations. As of December 31, 2025, we held approximately 5,342 Bitcoin that was valued at $467.5 million, based on the $87,519 price of Bitcoin on December 31, 2025.

We expect to continue to accumulate Bitcoin in the future and to pursue strategies to create income streams or otherwise generate funds using our Bitcoin holdings. Our Bitcoin operations strategy also includes making minority investments into other Bitcoin-native companies. In 2026, we established a designated trading wallet for an options-writing strategy on a portion of our Bitcoin, that can include selling covered calls and cash-secured puts.

Our acquisitions of Bitcoin are conducted through U.S.-based, institutional-grade custodians and reputable third-party exchanges. Our process for purchasing Bitcoin involves due diligence on counterparties, execution through regulated exchanges or over-the-counter desks, and careful consideration of transaction costs, including exchange fees, spreads and custody fees.

We hold all of our Bitcoin in custody at U.S.-based, institutional-grade custodians that have demonstrated records of regulatory compliance and information security. The primary counterparty risk we are exposed to with respect to our Bitcoin is performance obligations under the various custody arrangements into which we have entered.

Overview of the Bitcoin Industry and Market

Bitcoin is a digital asset that is issued by and transmitted through an open-source protocol, known as the Bitcoin protocol, collectively maintained by a peer-to-peer network of decentralized user nodes. This network hosts a public transaction ledger, known as the Bitcoin blockchain, on which Bitcoin holdings and all validated transactions that have ever taken place on the Bitcoin network are recorded. Balances of Bitcoin are stored in individual “wallet” functions, which associate network public addresses with one or more “private keys” that control the transfer of Bitcoin. The Bitcoin blockchain can be updated without any single entity owning or operating the network.

The global Bitcoin market has experienced significant expansion in recent years, with the total market capitalization of Bitcoin reaching $1.7 trillion as of December 2025. This growth reflects both the increasing adoption of Bitcoin as a store of value and its emergence as a foundational asset within the broader digital asset ecosystem. We believe the number of people with exposure to Bitcoin continues to rise, and daily transaction volumes regularly exceed billions of dollars, underscoring the asset’s liquidity and global reach.

Creation of New Bitcoin and Limits on Supply

The Bitcoin protocol limits the total number of Bitcoins that can be generated over time to 21 million. As of December 31, 2025, approximately 20 million Bitcoins have been generated, further highlighting the asset’s scarcity and long-term value proposition. New Bitcoins are created and allocated by the Bitcoin protocol through a “mining” process that rewards users that validate transactions in the Bitcoin blockchain. Validated transactions are added in “blocks” approximately every 10 minutes. The mining process serves to validate transactions and secure the Bitcoin network. Mining is a competitive and costly operation that requires a large amount of computational power to solve complex mathematical algorithms. This expenditure of computing power is known as “proof of work.”

To incentivize miners to incur the costs of mining Bitcoin, the Bitcoin protocol rewards miners that successfully validate a block of transactions with newly generated Bitcoin. The current reward for miners that successfully validate a block of transactions is 3.125 Bitcoin per mined block. The mining reward is reduced by half, which is referred to as a Bitcoin halving, after every 210,000 blocks are mined. This has historically occurred approximately every four years. The most recent Bitcoin halving occurred in April 2024, and the next Bitcoin halving is expected to occur sometime in 2028.

Modifications to the Bitcoin Protocol

Bitcoin is an open-source network that has no central authority, so no one person can unilaterally make changes to the software that runs the network. However, there is a core group of developers that maintains the code for the Bitcoin protocol, and they can propose changes to the source code and release periodic updates and other changes. Unlike most software that has a central entity that can push updates to users, Bitcoin is a peer-to-peer network in which individual network participants, called nodes, decide whether to upgrade the software and accept the new changes. As a practical matter, a modification becomes part of the Bitcoin protocol only if the proposed changes are accepted by participants collectively having more than 50% of the processing power, known as hash rate, on the network. If a certain percentage of the nodes reject the changes, then a “fork” takes place, and participants can choose the version of the software they want to run.

Forms of Attack Against the Bitcoin Network and Wallets

Blockchain technology has certain built-in security features that make it difficult for hackers and other malicious actors to corrupt the blockchain or protocol. However, as with any computer network, the Bitcoin network may still be subject to certain attacks. Some forms of attack include unauthorized access to wallets that hold Bitcoin and direct attacks, like “denial-of-service attacks” or “51% attacks” on the Bitcoin network.

Bitcoin is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the Bitcoin is held. Private keys used to access Bitcoin balances are not widely distributed and are typically held on hardware (which can be physically controlled by the holder or by a third party such as a custodian) or via software programs on third-party servers. One form of obtaining unauthorized access to a wallet occurs following a phishing attack where the attacker deceives the victim and manipulates them into sharing their private keys for their digital wallet or other sensitive information. Other similar attacks may also result in the loss of private keys and the inability to access, and effective loss of, the corresponding Bitcoin.

A “denial-of-service attack” occurs when legitimate users are unable to access information systems, devices, or other network resources due to the actions of a malicious actor flooding the network with traffic until the network is unable to respond or crashes. The Bitcoin network has been, and can be in the future, subject to denial-of-service attacks, which can result in temporary delays in block creation and in the transfer of Bitcoin. A “51% attack” may occur when a group of miners attain more than 50% of the Bitcoin network’s mining power, thereby enabling them to control the Bitcoin network and protocol and manipulate the blockchain. See “Risk Factors — Risks Related to Our Bitcoin Strategy and Holdings” for more information on the related risks.

Other Digital Assets

As of the date of this Annual Report on Form 10-K, Bitcoin was the largest digital asset by market capitalization. However, numerous alternative digital assets exist, and many entities, including consortia and financial institutions, are actively researching and investing resources in blockchain platforms and digital assets that utilize consensus mechanisms other than proof-of-work mining, which is employed by the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. Other alternative digital assets that compete with Bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to Bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. Additionally, central banks in some countries have started to introduce digital forms of legal tender.

Healthcare Operations

Kindly LLC (“Kindly”), a Utah limited liability company, is a patient-first healthcare company redefining value-based care and patient-centered medical services. Formed in 2019, Kindly leverages focused integration of mental healthcare to deliver evidence-based, personalized solutions in order to help reduce opioid use, improve health outcomes, and provide algorithmic guidance on the use of alternative medicine in healthcare.

We offer both in-person and telemedicine options for patients. Kindly provides management of, but not limited to, pain, functional medicine, cognitive behavioral therapy, addiction, recovery support services, overdose education efforts, peer support, limited urgent care, preventative medicine, medically managed weight loss, and hormone therapy.

In March 2026, the Company announced that it now intends to exit its legacy healthcare business.

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

Data Collection and Research

Kindly collects data through our services and interactions. Clients provide data directly, as do clinicians and staff by collecting data about interactions such as product and medication use, experiences, and behaviors. The data we collect depends on the context of the interactions with Kindly and the choices people make, including their privacy settings and the products and features they use. We also obtain data about customers, patients, and clients from third parties.

The information gathered resides in our Electronic Health Record, where we have BAAs with each entity accessing this system. A manual review may be conducted by Kindly employees or vendors who are working on Kindly’s behalf.

We share data only with consent or authorization. Data may be shared with Kindly’s affiliates and subsidiaries, vendors acting on our behalf, or as required by law or legal processes. Additionally, we may share data to protect patients and customers, safeguard lives, ensure the security of our products, and uphold the rights and property of Nakamoto’s shareholders, as well as Kindly’s customers, and patients.

Kindly is required to protect the information it collects and maintains. Kindly respects the right to privacy and protects the information it maintains about clients and patients in accordance with all required laws, regulations and standards. All healthcare data is anonymized and governed by HIPAA. Personal identifying information is protected and removed from any research, publication, lease, or sale to any third party.

BTC Inc and UTXO Acquisition

On February 20, 2026, we acquired BTC Inc, the leading provider of Bitcoin-related media and events, and UTXO, an investment firm focused on private and public Bitcoin companies. The acquisition represents a significant addition to our portfolio and advances our mission to develop an ecosystem of Bitcoin-native companies.

BTC Inc

BTC Inc is the parent company of Bitcoin Magazine, The Bitcoin Conference and Bitcoin for Corporations. Since 2013, BTC Inc has created a portfolio of media brands, an unparalleled client and leadership network and a global event series. BTC Inc’s growth has endured Bitcoin market dynamics and provided stable revenue, product growth and market insights. Our seasoned team can rapidly deploy brands and products in-house and through licensing and partnership, that evolve with market demand and provide durable sources of revenue.

BTC Inc’s portfolio spans 27 media brands, reaching approximately 6 million people globally through its aggregated social media followers. BTC Inc is the organizer of The Bitcoin Conference, the largest Bitcoin event series across the United States, Asia, Europe and the Middle East, which hosted approximately 67,000 attendees in 2025.

Core Event Products

●	Flagship annual Bitcoin Conference with 31,000+ attendees.
●	Scaled through local licensing and joint ventures, expanding into a global brand.
●	Conferences active across the U.S., Europe, Middle East and Asia.

Core Media Projects

●	Anchored by Bitcoin Magazine, one of the longest running Bitcoin media brands.
●	Global content, advertising and marketing platform.
●	Reaches millions through digital, print and ecommerce channels.
●	Scalable source of Bitcoin news and culture.

Bespoke / Seasonal Products

●	In-house event production and media teams enable rapid launch of bespoke and seasonal products.
●	Faster speed-to-market with lower production costs compared to companies without an experienced, in-house production team.
●	Built to respond to client and audience demand in real time.
●	Particularly effective during election cycles, major market milestones and unique moments in Bitcoin adoption.

Our advisory and consulting services is supplemented by Bitcoin for Corporations, which provides strategy advisory services to Bitcoin-native and adjacent businesses navigating capital formation, strategic transactions, regulatory complexity and scale.

UTXO

UTXO is our first investment in financial and asset management services and brings our shareholders exposure to Bitcoin-native businesses across public and private markets. UTXO earns management fees and performance fees from its management over multiple funds.

The largest fund, 210k Capital, is an event-driven, actively managed Bitcoin hedge fund that captures asymmetric upside across Bitcoin, Bitcoin-related equities, market dislocations, derivatives and yield strategies. The 210k Capital fund actively manages Bitcoin exposure across macro and liquidity regimes, seeking to capture asymmetric upside during bull markets while mitigating downside risk through discretionary hedging and risk management. The investment process is driven by fundamental analysis, opportunistic positioning and disciplined risk controls. Since its inception, 210k Capital fund has outperformed Bitcoin on an annualized basis, increasing AUM and cumulative net return.

Competition

Our Bitcoin strategy generally involves, from time to time, subject to market conditions, (i) issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase Bitcoin or Bitcoin related investments and (ii) acquiring Bitcoin with our liquid assets that exceed working capital requirements. When we engage in such capital raising transactions, we compete for capital with, among others, ETPs, bitcoin miners, digital assets exchanges, other digital assets service providers, other companies that hold bitcoin or other digital assets as treasury reserve assets, private funds that invest in bitcoin and other digital assets, and similar vehicles. An increase in the competition for sources of capital could adversely affect the availability and cost of financing for our bitcoin purchases, and thereby could adversely affect the market price of our listed securities.

Following the acquisition of BTC Inc and UTXO on February 20, 2026, the combined company’s business model is fundamentally differentiated from Bitcoin ETFs, mining companies and other digital asset firms through a unique combination of direct Bitcoin holdings, ownership of operating companies, and public market access. This integrated approach provides investors with a multifaceted exposure to the Bitcoin ecosystem that is not available through traditional investment vehicles.

With respect to our healthcare operations, we compete in a highly fragmented market with direct and indirect competitors that offer varying levels of impact to key stakeholders such as patients, clinicians, payor partners and physician partners. Our competition includes, among other things, pain clinics as well as other non-opioid specialty alternative medicine clinics in Utah.

Marketing and Customers

We use and plan to use various marketing techniques to advertise our conferences and services and attract potential new clients, subscribers and patients. Such techniques include events, conferences, digital and print magazine publications, posting videos on YouTube, email marketing, online and social media marketing, print advertising in target markets, publishing research, and participating in speaking engagements.

Our healthcare operations have two specific target markets: patients and businesses. We attempt to target patients suffering from chronic pain and adults on opioids or more than one prescription medication. Further, we target businesses looking for data resources, expanded behavioral clinic operations, and centers dedicated to wellness, research and analysis, market research, and consumer analyses.

The majority of BTC Inc’s revenue comes from its events business and is in the form of shorter-term event sponsorships and ticket sales. From time to time, BTC Inc may enter into multi-year agreements with certain vendors to sponsor events that include fixed-price arrangements. We believe that when we enter into long-term contractual relationships it helps provide revenue visibility and stability, however, they may also limit our ability to adjust pricing in response to market conditions.

Corporate History

On December 2, 2019, the Company filed its original articles of organization with the state of Utah under the name “Utah Therapeutic Health Center, PLLC.”

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

On June 3, 2024, the company completed an initial public offering (“IPO”), resulting in the issuance of 1,240,910 shares of common stock, par value $0.001 per share (the “Common Stock”) and received gross proceeds of approximately $6.8 million. After deducting offering expenses, the Company received net proceeds of approximately $5.9 million.

On August 14, 2025, the Company consummated its merger with Nakamoto Holdings Inc (“Nakamoto Holdings”).

On December 17, 2025, the Company filed a certificate of conversion with the Delaware Secretary of State and subsequently converted from a Utah corporation to a Delaware corporation.

On January 21, 2026, the Company undertook a rebranding to change its corporate name from “KindlyMD, Inc.” to “Nakamoto Inc.”.

On February 6, 2026, the Company filed a DBA in Utah for the Healthcare Operations to continue operating as KindlyMD, Inc.

On February 20, 2026, the Company completed the transaction contemplated by the Agreement and Plan of Merger (the “UTXO Merger Agreement”) by and among the Company, UTXO GP Merger Sub, LLC, a Tennessee limited liability company and a wholly-owned subsidiary of the Company (“UTXO Merger Sub”), UTXO, David Bailey, in his individual capacity, Tyler Evans, in his individual capacity, and the equityholder representative party thereto, and the Agreement and Plan of Merger (the “BTC Merger Agreement” and, together with the UTXO Merger Agreement, the “Merger Agreements”) with BTC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, BTC Inc, and the stockholder representative party thereto, as discussed further in Note 16 in our consolidated financial statements and Item 13 included in this Annual Report on Form 10-K.

Intellectual Property

We believe our intellectual property drives growth in our revenues, particularly with respect to partnerships, licensing rights, and media creation and distribution. Our intellectual property includes the “NAKAMOTO,” “BTC INC,” “BITCOIN CONFERENCE,” “BITCOIN2026,” “BITCOIN HONG KONG,” “BITCOIN AMSTERDAM,” “BITCOIN MENA,” “BITCOIN MAGAZINE,” “BITCOIN FOR CORPORATIONS,” “WHALE PASS” AND “UTXO” brands, tradenames, and logos, the nakamoto.com, b.tc, bitcoinmagazine.com, bitcoinforcorporations.com and utxo.management domain names, other trademarks and copyrights associated with us and our media properties and events, and the rights to use the intellectual property of our commercial partners through strategic licensing rights. Substantially all our intellectual property and owned assets that we create or acquire associated with our content and events are protected by trademarks and copyrights, whether registered or unregistered.

Seasonality

BTC Inc’s largest revenue source is through its events and conference business. Revenue and operating income for BTC Inc will be impacted by when certain event conferences occur and in particular the flagship Bitcoin conference held in the United States. The flagship Bitcoin conference this year is scheduled to be held in April 2026.

Employees and Human Capital

As of December 31, 2025, we had a total of 65 employees, consisting of 33 full-time employees and 32 part-time employees across all of subsidiaries. In our Healthcare operations business, we employ 23 full-time employees and 32 part-time employees. We also utilize independent contractors, including certain of our senior management, to supplement our workforce.

Government Regulation

Bitcoin Operations

The laws and regulations applicable to Bitcoin and digital assets are evolving and subject to interpretation and change.

Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have adopted regulatory frameworks permitting their use and trade with varying degrees of restriction, while in some jurisdictions, such as the U.S., digital assets are subject to overlapping, uncertain and evolving regulatory requirements.

As digital assets have grown in both popularity and market size, the U.S. Executive Branch, Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network, the Commodity Futures Trading Commission (“CFTC”), the United States Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the Internal Revenue Service (“IRS”) and state financial regulators, have been examining the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.

Depending on the regulatory characterization of Bitcoin, the markets for Bitcoin in general, and Nakamoto’s activities in particular, Nakamoto’s business and Bitcoin strategy, including the “treasury” approach, may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our Bitcoin strategies. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital assets activity. U.S. federal and state energy regulatory have expressed concern regarding the total electricity consumption of cryptocurrency mining, and the potential impacts of cryptocurrency mining to the supply and dispatch functionality of the wholesale grid and retail distribution systems. Some state legislative bodies have passed, or are actively considering, legislation to address the impact of cryptocurrency mining in their respective states. For risks associated with the regulations to which we may be subject to, please see “Risk Factors — Risks Related to Our Bitcoin Strategy and Holdings” of this Annual Report on Form 10-K.

Under the Commodity Exchange Act (the “CEA”), the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital asset markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not currently regulate cash or spot market transactions involving digital assets (such as the Bitcoin treasury strategy) or exchanges that facilitate such transactions, provided that such transactions do not utilize margin, leverage, or financing. Rather, the CFTC’s regulatory authority generally applies to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade.

In March 2026, the SEC and CFTC released joint agency guidance taking the position that Bitcoin and other digital assets such as ETH, SOL, XRP, and ADA are not securities, but that they are “digital commodities.” This distinction is because they are linked to, and derive their value from, their functionality and market dynamics, rather than the expectation of profits based on the managerial efforts of others. The guidance explained that certain digital assets will continue to be classified as securities, such as “tokenized” securities that represent regulated securities. Additionally, other kinds of investments that are advertised in such a way that promises that the issuer will take efforts to generate profits for investors will be considered securities under SEC jurisdiction.

The joint agency guidance also clarifies that certain crypto assets that are not themselves securities (e.g., Bitcoin) may be subject to SEC regulation as an investment contract. More specifically, the sale of these assets will be subject to SEC regulations (i.e., as investment contracts) if the issuer makes representations that encourage people to invest in a shared enterprise with promises that the issuer will engage in managerial efforts or take action to generate profits. All advertising regarding these products should be reviewed to ensure the representations do not affect the commodity classification.

As a result of the above, Bitcoin is not currently considered to be a security and is not subject to the CFTC’s regulatory jurisdiction. However, derivatives such as options on Bitcoin may be within the CFTC’s jurisdiction, and sales of Bitcoin that involve representations regarding the managerial efforts of an issuer that will generate profits for purchases may qualify as investment contracts subject to the SEC’s jurisdiction. Future regulatory developments with respect to Bitcoin from the CFTC, SEC, or any other federal or state regulator, are difficult to predict.

In addition, since Bitcoin network transactions are pseudonymous, they may be susceptible to misuse for criminal activities, such as money laundering. Such transactions are recorded on a public ledger, allowing for forensic analysis that can link transactions to individuals or entities under certain circumstances. Nevertheless, this misuse, or the perception of such misuse, could lead to greater regulatory oversight of Bitcoin and Bitcoin platforms, and there is the possibility that law enforcement agencies may seize or shut down digital asset exchanges or service providers, which could prevent users from accessing custodial-held assets. Users who self-custody Bitcoin in private wallets remain outside the direct reach of such actions. For example, the U.S. Treasury Department’s Office of Foreign Assets Control has issued updated advisories regarding the use of virtual currencies, added a number of digital asset exchanges and service providers to the Specially Designated Nationals and Blocked Persons list and engaged in several enforcement actions, including a series of enforcement actions that have either shut down or significantly curtailed the operations of several smaller digital asset exchanges associated with Russian and/or North Korean nationals.

As noted above, activities involving Bitcoin and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope. On January 23, 2025, President Trump issued an executive order titled, Strengthening American Leadership in Digital Financial Technology. While the executive order did not mandate the adoption of any specific regulations, the executive order identifies certain key objectives to guide agencies involved in cryptocurrency regulation, including (i) protecting the sovereignty of the United States dollar by promoting the development of United States dollar-backed stablecoins, (ii) providing regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries, and (iii) taking measures to protect Americans from the risks of Central Bank Digital Currencies (“CBDC”). To achieve these objectives, the executive order established a working group on digital asset markets within the National Economic Council, comprised of representatives from key federal agencies, with a tight timeline for examining existing regulations and proposing a new regulatory framework. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.

Legislation is currently pending in the U.S. Congress which, if passed and signed into law, could significantly affect the digital currency and digital asset markets. One such piece of legislation is the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), which would clarify which digital currencies and digital assets are commodities, as opposed to securities. Additionally, the CLARITY Act would subject certain spot-market digital commodities to a comprehensive regulatory regime for the first time. For example, the legislation would require several different types of entities to register with the CFTC and/or SEC and comply with various regulatory requirements that would be promulgated by the CFTC and SEC. Further, the legislation would require issuers of new and “non-mature” digital commodities to make a mandatory filing with the SEC containing information regarding the issuer, planned use of proceeds, economics, governance and development roadmap. The CLARITY Act was passed in the U.S. House of Representatives, and the U.S. Senate is currently considering a companion bill, which will likely differ from the U.S. House of Representatives version in a number of ways. The details of the legislation are likely to change from its current form as it is reviewed and revised by the U.S. House of Representatives and the Senate, and it is unknown at this time whether it will be approved.

We are subject to applicable environmental laws, but given the nature of our business and that we have no owned real property the costs of such compliance are not material to the business.

Healthcare Operations

Companies operating in the healthcare industry in the U.S. are required to comply with extensive and complex laws and regulations at the federal, state and local government levels. We are subject to local, state, federal and international laws, statutes, rules, policies, and regulations (collectively “Regulations”) that relate directly or indirectly to our operations. These include, among other things, Regulations relating to: the provision and reimbursement of health care services; licensure and standards of professional practice for clinicians and alternative medicine providers; handling of controlled substances; relationships with physicians and other referral sources; privacy and data protection requirements; activities regarding competitors; land use and zoning requirements. Our business operations involve the collection, transfer, use, disclosure, security, and disposal of personal or sensitive information. As a result, our business is subject to complex and evolving U.S. and international laws and regulations regarding privacy and data protection. We are also subject to common business and tax rules and regulations pertaining to the operation of our business. Below is a discussion of the federal and state-level regulatory regimes in those jurisdictions where we are currently directly involved.

We are subject to the Controlled Substances Act (“CSA”) as enforced by the Drug Enforcement Administration (“DEA”). The CSA is the federal U.S. drug policy under which the manufacture, importation, possession, use, and distribution of certain narcotics, stimulants, depressants, hallucinogens, anabolic steroids, and other chemicals are regulated. The DEA is the federal agency responsible for enforcing the CSA. A pain clinic that prescribes opioids must register with the DEA and follow strict record-keeping, reporting, and security measures to ensure that these substances are not misused. Non-compliance can result in substantial penalties and criminal charges.

Food and Drug Administration (the “FDA”): The FDA is responsible for protecting the public health by ensuring the safety, efficacy, and security of drugs, biological products, and medical devices. Our clinic must only use FDA-approved medications and devices and follow FDA guidelines in their use.

Utah State Medical and Professional Licensing Boards: Each state has its own medical board and other agencies that license and regulate physicians and other healthcare professionals. They also establish rules for clinics and the prescribing of controlled substances. We are subject to licensing and other requirements set forth by the Utah Department of Professional Licensing with regard to any Nurse Practitioners, Physician Assistants, Medical Doctors, Psychologists, and Licensed Clinical Social Workers who we engage or employ to act on our behalf.

HIPAA and State Privacy Laws: HIPAA as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations sets national standards for the security of electronic health care transactions, the privacy of protected health information (“PHI”), and the conduct of healthcare providers. HIPAA requires the implementation of administrative, physical, and technical safeguards to ensure the privacy, integrity, security, and availability of PHI. HIPAA’s requirements are also applicable to the contractors, agents, and other business associates of covered entities that create, receive, maintain, or transmit PHI in connection with their provision of services to covered entities. In addition to HIPAA, depending on the scope and nature of our operations, we could be subject to other privacy-related requirements under federal law, such as the Federal Substance Abuse Confidentiality Regulations (42 C.F.R. Part 2), which serves to protect patient records created by federally assisted programs for the treatment of substance use disorders. Further, states may have their own laws protecting the privacy and security of personal information, including health information. We must comply with such laws in the states where we do business in addition to our obligations under HIPAA. State data privacy and security laws are subject to change and require us to modify our operations to comply with more stringent state laws in jurisdictions where we operate. We could be subject to financial penalties and sanctions if we fail to comply with these laws.

Anti-Kickback Statute, the Stark Law, and the False Claims Act and Similar State Laws: Regulations applicable to our operations also include the federal Anti-Kickback Statute, the Stark Law, the federal False Claims Act (“FCA”), the Eliminating Kickbacks in Recovery Act (“EKRA”), and similar state laws. In general, these laws impact the relationships that we may have with physicians and other potential referral sources. The Company has and, in the future, may have additional financial relationships with physicians, medical professionals, and other health care facilities who refer patients to our clinics, including employment contracts, leases and professional service agreements. The U.S. Department of Health and Human Services, Office of the Inspector General has issued certain safe harbor regulations that enumerate the practices deemed acceptable under the Anti-Kickback Statute, and similar exceptions have been promulgated by CMS under the Stark Law. While we strive to ensure that any arrangements with referral sources comply with any applicable safe harbor under the Anti-Kickback Statute and Stark Law, it is possible that certain arrangements may not fall squarely within the scope of any such safe harbors or similar exemptions under applicable state laws. Failure to meet a safe harbor does not mean that an arrangement automatically violates the Anti-Kickback Statute, however, it may subject the arrangement to greater legal and regulatory scrutiny. Even if our arrangements are compliant with Anti-Kickback Statute, they may still face scrutiny under EKRA. Moreover, while we believe that our arrangements with physicians and other referral (and potential referral) sources comply with applicable Stark Law exceptions, the Stark Law is a strict liability statute for which no intent to violate the law is required. Moreover, the FCA prohibits, among other things, knowingly presenting, or causing to be presented, false claims to government programs, such as Medicare or Medicaid. Some states have adopted similar fraud and false claims laws, including laws that are not limited to government healthcare programs. Governmental entities routinely engage in significant civil and criminal enforcement efforts against healthcare companies under the FCA and other civil and criminal statutes. Further, FCA investigations can be initiated by private parties through qui tam (or whistleblower) lawsuits, which is a generally growing trend in recent years. Penalties for FCA violations include fines per false claim or statement, plus up to three times the amount of damages sustained by the federal government. Violations of the FCA can also result in exclusion from participation in government healthcare programs.

Centers for Medicare & Medicaid Services (“CMS”): If or when Nakamoto treats Medicare or Medicaid patients, CMS rules generally supply additional requirements regarding billing, reporting, and patient care guidelines.

Billing and Pricing Transparency Laws: Protections against surprise billing have also been promulgated in connection with the Consolidated Appropriations Act of 2021, which introduced the “No Surprises Act.” Effective on January 1, 2022, this rule created new protections against surprise billing and excessive cost sharing for healthcare consumers and creates a dispute resolution process to resolve cost disparities. As a result of this law, we could face disruptions in the ability for us to receive timely payment or be subject to penalties for noncompliance, which, in turn, could have a material adverse effect on our business. In addition, multiple states have enacted or are considering similar laws that would apply to patients having state-regulated insurance. If jurisdictions where we provide services enact similar laws, these measures could limit the amount we can charge and recover for services we provide where we have not contracted with the patient’s insurer and thus could have an adverse effect on our business. There is also risk that additional legislation at the federal and state level will give rise to major third-party payors leveraging this legislation or related changes as an opportunity to terminate and renegotiate existing reimbursement rates.

Other State Healthcare and Related Laws: In addition, many states have laws, regulations, guidance, or case law that prohibit the corporate practice of medicine prohibition, which generally prohibit the practice of medicine (and potentially other professional services) by lay-persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing providers’ professional judgment. Utah has codified certain corporate practice of medicine restrictions preventing unlicensed persons from interfering with the judgment of licensed medical professionals. Moreover, as the use of AI in health care and other industries continues to grow, it is likely that new laws regulating the development and use of AI will be proposed and enacted at the federal, state or local level. Notably, Utah recently enacted the Artificial Intelligence Policy Act into law, which amends the Utah consumer protection and privacy laws to require disclosure, in certain circumstances, of AI use to consumers. This law went into effect on May 1, 2024 and was subsequently amended in March 2025, which, among other things, narrowed the scope of disclosure obligations under the law. Accordingly, we must monitor our compliance with and stay abreast of any changes to laws related to AI in every jurisdiction in which we operate on an ongoing basis as this is a rapidly evolving and developing area of law.

Hemp and Cannabis

Kindly does not (and Nakamoto and all of its other subsidiaries do not) grow, process, or sell cannabis in any form.

Federal Regulation of Hemp and Cannabis

The U.S. federal government regulates drugs through the Controlled Substances Act, which places controlled substances, including cannabis, in a schedule. Throughout its history, cannabis has been classified on Schedule I, the highest tier of restriction reserved for substances with no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. However, cannabis is currently going through the process of being re-designated on Schedule III, a far less restrictive schedule that it would share with drugs such as ketamine and Tylenol with codeine.

In May of 2024, the DEA published a Proposed Rule facilitating cannabis’s rescheduling, and in December of 2025, President Trump signed an executive order directing the Attorney General to expedite the process. This regulatory shift, if completed, will open up pathways to clinical research and drug trials for cannabis-based medicine. But at the present, the Food and Drug Administration has only approved a few cannabis-based products. This includes, Epidiolex, which uses non-psychoactive CBD from cannabis for the treatment of seizures associated with two epilepsy conditions. The FDA has also approved several other products that are derived from or synthetically related to cannabis, which includes Marinol, Syndros and Cesamet. The FDA has not approved cannabis or cannabis compounds as a safe and effective drug for any other condition.

Hemp, meanwhile, is a blanket legal designation for specific cultivars of cannabis plants and their corresponding plant material that meet the requirements outlined in the 2018 Farm Bill, aka, the Agriculture Improvement Act of 2018 – chiefly, having a concentration of THC (tetrahydrocannabinol, the main psychoactive compound in cannabis) of less than .3% on a dry weight basis. The federal rules governing hemp production, sale, and the creation of hemp-based products have undergone numerous revisions since 2018, both at the Congressional and agency levels, most recently in November of 2025 when Congress amended the definition of hemp to include limits on the permissible federal threshold for all THC, rather than only delta-9 THC as before. This amended definition of “hemp” will take effect on November 12, 2026 and is not expected to impact healthcare operations or patient care.

FDA Regulation of Cannabis and Hemp Products

Cannabis’ longstanding Schedule I designation has served to effectively block the FDA from even considering approval of any cannabis-based medicine (with the aforementioned exception of Epidiolex, which, though preceding passage of the Farm Bill, used only non-psychoactive CBD and would likely now be considered hemp-based, rather than cannabis-based). The FDA regulates products containing hemp, cannabis or derived compounds under the Federal Food, Drug, and Cosmetic Act (the “FD&C Act”). The FDA currently prohibits THC or CBD products from being sold as medicine or dietary supplements or from impersonating the brands of non-cannabis products, especially when the brand in question sells products targeted at children, like candy or soda.

Kindly does not (and Nakamoto and all of its other subsidiaries do not) market or sell hemp products as dietary supplements or medicine, nor does it make any health claims related to said products. Accordingly, neither Nakamoto nor Kindly been the subject of any warning letters or enforcement actions taken by the FDA.

State Regulation of Hemp and Cannabis

State laws that permit and regulate the production, distribution and use of cannabis for adult use or medical purposes are in direct conflict with the Controlled Substances Act, which makes cannabis use and possession federally illegal. Although certain states and territories of the U.S. authorize medical and/or adult use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation and transfer of cannabis and any related drug paraphernalia are illegal and any such acts are criminal acts under federal law. Though Nakamoto does not engage in any activities prohibited by the CSA, it could conceivably be seen as “aiding and abetting” the commission of CSA violations through the prescription of medical cannabis.

The Utah Medical Cannabis Act (H.B. 3001 Utah Medical Cannabis Act) directs the Utah Department of Health (“UDOH”) to issue medical cannabis cards to patients, register medical providers who wish to recommend medical cannabis treatment for their patients, and license medical cannabis pharmacies. Physicians, Advanced Practice Registered Nurses, and Physician Associates who are licensed to prescribe a controlled substance are allowed to recommend medical cannabis treatment for their patients. Providers must register through an electronic verification system established by the UDOH. Registered providers may only recommend medical cannabis treatment to a patient in the course of the physician-patient relationship after completing and documenting in the patient’s record a thorough assessment of the patient’s condition and medical history.

Hemp products are approved for sale in Utah and registered by the Utah Department of Agriculture and Food (“UDAF”). This process requires a complete product registration application, a full panel certificate of analysis (“COA”), a product label design that complies with administrative rule R68-26-5, and a fee for each cannabinoid product registered. Each registration is effective for 12 months and must reapply for registration each year. Hemp is only allowed for sale in registered establishments through UDAF.

The Utah Department of Agriculture and Food oversees the market for industrial hemp and medical cannabis in Utah and is governed, in part, by H.B. 227 Hemp Amendments. This bill outlines the hemp producer registration process, establishes the age of 21 as the legal age in which a person in Utah may purchase a hemp product and generally governs the rules surrounding legal limits of THC and THC analogs in hemp products to 5mg per serving and 150mg total per package. UDAF also regulates compliance by monitoring processors and retail establishments. All products labeled and sold in Utah must be approved by UDAF.

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

Telemedicine

The Utah Medical Practice Act allows healthcare providers to establish a provider-patient relationship via telemedicine, as long as the standard of care is the same as in-person visits. Healthcare providers providing telehealth and telepsychology telemedicine services to patients in Utah must be licensed to practice in the state. Utah allows for telemedicine prescribing as long as the standard of care is the same as in-person visits. Controlled substances have additional regulations that often require an in-person exam. Locations that handle and dispense controlled substances must comply with strict federal and applicable state regulations regarding the purchase, storage, distribution and disposal of such controlled substances. All interactions between the treating provider and patient are considered healthcare interactions and therefore are governed by applicable HIPAA requirements.

The Ryan Haight Online Pharmacy Consumer Protection Act of 2008 (the “Ryan Haight Act”): This is a federal law that regulates the distribution of controlled substances online. When Kindly uses telemedicine services to prescribe opioids, we must comply with the Ryan Haight Act. The Ryan Haight Act requires a valid prescription for controlled substances, which generally entails a prior in-person medical evaluation.

Telepsychology services in Utah also require provider licensing, which is governed by the Utah Psychology Licensing Board. Providers need to meet stringent educational, internship, and examination requirements, aligning with the American Psychological Association’s guidelines.

Corporate practice of medicine laws aim to preserve the physician-patient relationship from potential commercial intrusions. In Utah, these laws apply to telemedicine. We enter into contractual agreements with physicians and Advanced Practice Clinicians to preserve the provider-patient relationship from commercial intrusions.

Fee-splitting, the sharing of professional fees between medical practitioners and non-medical practitioners, is illegal in Utah. Cybersecurity is governed by the Utah health Information Network standards, which provide a framework for data security and protection in healthcare, which we adhere to. We utilize encryption for all healthcare related communication channels and data storage, inclusive of telemedicine. Insurance regulation also influences telemedicine practice in Utah. Utah law mandates private payer parity for telemedicine services, meaning private insurance companies must cover telemedicine services at the same rate as in-person services. However, specifics of billing and reimbursement vary among insurers.

Expansion of Healthcare Operations Outside of Utah

At present, our healthcare operations are solely based in Utah, and we have not currently targeted or planned specific expansion into other states. Given the complex, state-specific regulatory landscape of the healthcare industry, expanding our operations will necessitate extensive preparation and understanding of the relevant regulations, licensure, and registration requirements in any such states.

Each state has a unique set of rules and regulations pertaining to the use, possession, production, and distribution of scheduled medications. Consequently, any potential expansion will involve a careful evaluation of the state-specific regulatory environment, ensuring full compliance with all requisite laws and regulations to prevent legal ramifications.

Available Information

Our internet address is nakamoto.com. At our investor relations website, investors.nakamoto.com, we make available free of charge a variety of information for investors, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC at www.sec.gov. Further, corporate governance information, including our board committee charters, code of conduct and whistleblower policies, are also available on our investor relations website at investors.nakamoto.com.

The information contained on or made available through our website or any of the websites referred to above are not incorporated by reference into, and does not form a part of, this Annual Report on Form 10-K or in any other report or document we file with or furnish to the SEC. Further, references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risks that are described in this section. You should also read the sections entitled “Cautionary Note Regarding Forward-Looking Statements”. Additional risks not presently known or that we currently deem immaterial could also materially and adversely affect us. You should consult your own financial and legal advisors as to the risks entailed by an investment in our securities and the suitability of investing in our securities in light of your particular circumstances. If any of the risks contained in this filing develop into actual events, our assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, long-term performance goals, prospects, and/or results of operations could be materially and adversely affected, the trading price of our Common Stock could decline and you may lose all or part of your investment. Some statements in this Annual Report on Form 10-K, including such statements in the following risk factors, constitute forward-looking statements.

We operate in an environment that involves many risks and uncertainties. The risks and uncertainties described in this section are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. If any of the risks described actually occur, our business, operating results, financial position, and value of our securities could be adversely affected.

Risks Related to Our Bitcoin Strategy and Holdings

We are shifting our business strategy from healthcare operations to a Bitcoin company with a Bitcoin treasury, which represents a fundamental change in our risk profile and may not be successful.

Prior to 2026, our primary business focus was on healthcare operations, in particular patient-centered holistic pain management medical services. In connection with our merger with Nakamoto Holdings, Inc., we added Bitcoin treasury operations to our business strategy, though our healthcare operations remained our core business. Then, in early 2026, we changed our name from Kindly MD, Inc. to Nakamoto Inc. to represent the pivot in our corporate strategy to focus on the acquisition and holding of Bitcoin as our primary treasury reserve asset. Following this pivot, we subsequently completed both the BTC Merger and UTXO Merger to support this shift in business strategy, as those companies are also in the Bitcoin ecosystem. Further, the Company now intends to exit its legacy healthcare business. This transition in business strategy and operations involves several risks:

●	Abandonment of Established Revenue Streams: By exiting our healthcare business, we are moving away from industry-specific revenue streams that provided a degree of predictability. Our future financial performance will now be primarily driven by the market price of Bitcoin, which is notoriously volatile and subject to factors entirely outside our control, and the performance of our Bitcoin-related operations, which may also be positively or negatively impacted by the price of Bitcoin.
●	Legacy Liabilities: Despite our pivot, we may be subject to potential “tail” liabilities related to our former healthcare operations, including potential medical malpractice claims, HIPAA data breach liabilities, or clinical trial disputes. The costs associated with defending or settling these legacy claims could diminish the cash reserves we intend to allocate toward our Bitcoin strategy.
●	Investor Base Misalignment: Investors who purchased our stock for exposure to the healthcare sector may sell their shares as a result of this strategy shift, leading to increased downward pressure on our Common Stock price and heightened volatility during the transition period.
●	Execution Risk: We may be unable to successfully divest or liquidate our remaining healthcare assets at favorable valuations, which could limit our ability to execute our Bitcoin acquisition targets on our planned timeline.

If we are unable to successfully manage this transition, our financial condition and the market price of our Common Stock could decline significantly, and we may be unable to return to our previous healthcare-focused business model.

Our Bitcoin strategy exposes us to various risks, including risks associated with Bitcoin.

Our Bitcoin strategy exposes us to various risks, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $61,000 per Bitcoin and above $125,000 per Bitcoin on the Coinbase exchange (a major U.S.-based crypto exchange) (“Coinbase”) in the 12 months preceding the date of this Annual Report on Form 10-K. The trading price of Bitcoin significantly decreased during prior periods, and such declines may occur again in the future. For example, the price of Bitcoin declined by approximately 77%, from a high of about $69,000 in November 2021 to approximately $16,000 in November 2022, before increasing by more than 300% to over $65,000 in March 2024. As of October 6, 2025, the price of Bitcoin was approximately $125,000, and as of February 5, 2026, the price of Bitcoin was approximately $60,000. These price swings illustrate the substantial fluctuations Bitcoin may experience over short and long time periods, and future performance may differ materially from past results.

Bitcoin is a relatively new asset class with a limited history. Bitcoin is a digital asset that was introduced in 2009 and remains in the early stages of adoption compared to traditional currencies and assets. It lacks a long track record of performance and is subject to rapidly evolving regulatory, technological, and economic conditions. Unlike fiat currencies such as the U.S. Dollar or Euro, Bitcoin is not formally recognized legal tender in most jurisdictions and is not supported by any sovereign authority or central bank. This lack of governmental backing could diminish confidence in Bitcoin’s long-term viability and increase volatility and speculative risk.

Bitcoin is reliant on relatively new computer technology. Bitcoin operates through a decentralized, peer-to-peer network of computers using open-source software to verify and record transactions on a public ledger known as the Bitcoin blockchain. The absence of a central governing authority means that Bitcoin is reliant on the continued operation and integrity of this decentralized network. Bitcoin may be subject to changes in its underlying blockchain protocol, including “hard forks,” which result in divergent versions of the blockchain and potentially new digital assets. There is no assurance that we will be able to claim, access, or benefit from such forks or other developments, and there may be legal, technical, or operational uncertainties associated with them.

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

We may purchase Bitcoin using proceeds from equity and debt financings or from operations. Our ability to achieve the objectives of our Bitcoin strategy depends in significant part on the profitability of our operating businesses and our ability to obtain equity and debt financing. If our businesses are not profitable or we are unable to obtain equity or debt financing on favorable terms or at all, we may not be able to successfully execute on our Bitcoin strategy.

We will likely need to purchase Bitcoin from a limited number of exchanges or dealers. Bitcoin markets rely on a limited number of exchanges and dealers for liquidity. If these counterparties suspend withdrawals, become insolvent, or experience technical outages, we may not be able to sell Bitcoin when needed, regardless of market prices.

Our Bitcoin strategy has not been tested over an extended period or under various market conditions. We implemented a Bitcoin strategy following the closing of the merger by and among Nakamoto Holdings Inc., Kindly Holdco Corp., and Kindly MD, Inc. (the “Nakamoto Merger”). We intend to continually examine the risks and rewards of our strategy to acquire and hold Bitcoin. Our strategy has not been tested over an extended period or under various market conditions. For example, we believe Bitcoin, due to its fixed supply, has the potential to serve as a hedge against inflation in the long term. However, if Bitcoin prices were to decrease or our Bitcoin strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our listed securities would be materially adversely impacted.

We are subject to counterparty risks related to exchanges, custodians, and other digital asset industry participants. We intend to purchase Bitcoin through a limited number of exchanges or dealers such as Payward Interactive, Inc., a Florida corporation doing business as Kraken (“Kraken”), Anchorage Digital and Coinbase, which we believe are reputable. If these counterparties suspend withdrawals, become insolvent, or experience technical outages, we may not be able to sell Bitcoin when needed. We have implemented measures designed to mitigate counterparty risks, including purchasing Bitcoin through reputable U.S.-based exchanges, storing substantially all Bitcoin with institutional-grade custodians, and negotiating contractual arrangements to protect our property interests. As part of our process in determining transactions with third-party exchanges, we search for reputable exchanges that have industry standard policies and procedures in place regarding data security and customer diligence related to anti-money laundering, Office of Foreign Assets Control and know-your customer rules and regulations. If any of these third-party exchanges no longer meet our standards or if there is a decrease in reputable third-party exchanges, we may need to find additional counterparties and enter into additional agreements that could be on less favorable terms, which could have a material adverse effect on our business, financial condition or the results of our operations. However, custodial arrangements for digital assets are not as well-established as those for traditional assets, and our ability to enforce claims against custodians in bankruptcy is uncertain. If our custodially-held Bitcoin were considered property of our custodians’ estates in insolvency proceedings, we could be treated as a general unsecured creditor, potentially resulting in loss of value. The broader digital assets industry has experienced high-profile bankruptcies, closures, and regulatory enforcement actions that have negatively impacted adoption rates and created additional counterparty risks.

Changes in the accounting treatment of our Bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. Accounting Standards Update (“ASU”) 2023-08 requires us to measure our Bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of its Bitcoin holdings in net income each reporting period. ASU 2023-08 requires us to provide certain interim and annual disclosures with respect to our Bitcoin holdings. Due in particular to the volatility in the price of Bitcoin, the adoption of ASU 2023-08 could have a material impact on our financial results, increase the volatility of our financial results, and affect the carrying value of our Bitcoin holdings on our balance sheet. ASU 2023-08 could also have adverse tax consequences. These impacts could in turn have a material adverse effect on our financial results and the market price of our listed securities.

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

Bitcoin is a highly volatile asset, and fluctuations in the price of Bitcoin are likely to influence our financial results and the market price of our listed securities, including having the potential to amplify our market price volatility relative to the price of Bitcoin. Our financial results and the market price of our listed securities would be adversely affected, and our business and financial condition would be negatively impacted, if the price of Bitcoin decreased substantially (as it has in the past), including as a result of:

●	decreased user and investor confidence in Bitcoin, including due to the various factors described herein;
●	investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors; (ii) actual or expected significant dispositions of Bitcoin by large holders, including the expected liquidation of digital assets associated with entities that have filed for bankruptcy protection and the transfer and sale of Bitcoins associated with significant hacks, seizures, or forfeitures; and (iii) actual or perceived manipulation of the spot or derivative markets for Bitcoin or spot Bitcoin ETPs;
●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, Bitcoin or the broader digital assets industry, for example, (i) public perception that Bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the Bitcoin ecosystem; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading Ltd. (“FTX Trading”) and its affiliates; and (iv) the actual or perceived environmental impact of Bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the Bitcoin mining process;
●	changes in consumer preferences and the perceived value or prospects of Bitcoin;
●	competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
●	since stablecoins are often used as a medium of exchange for Bitcoin purchases, a stablecoin’s substantial deviation from its intended peg or an unavailability of stablecoins may cause a decrease in the price of Bitcoin or adversely affect investor confidence in digital assets generally;
●	developments relating to the Bitcoin protocol, including (i) changes to the Bitcoin protocol that impact its security, speed, scalability, usability, or value, such as changes to the cryptographic security protocol underpinning the Bitcoin blockchain, changes to the maximum number of Bitcoin outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, and similar changes, (ii) failures to make upgrades to the Bitcoin protocol to adapt to security, technological, legal or other challenges, and (iii) changes to the Bitcoin protocol that introduce software bugs, security risks or other elements that adversely affect Bitcoin;
●	disruptions, failures, unavailability, or interruptions in service of trading venues for Bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the SEC enforcement action brought against Binance Holdings Ltd. (“Binance”), which was subsequently dismissed by the district court judge upon a joint request filed by the SEC and Binance on May 29, 2025;

●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, exchanges, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in prior years, and the prior exit of Binance from the U.S. market as part of its settlement with the Department of Justice and other federal regulatory agencies;
●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of Bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, exchanges, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;
●	further reductions in mining rewards of Bitcoin, including reductions due to block reward halving events, which are events that occur after a specific period of time that reduce the block reward earned by “miners” who validate Bitcoin transactions (the most recent reduction in mining rewards occurred in April 2024), which may cause a decline in support for the Bitcoin network;
●	increases in the costs associated with Bitcoin mining, including increases in electricity costs and hardware and software used in mining, or new or enhanced regulation or taxation of Bitcoin mining, which could further increase the costs associated with Bitcoin mining, any of which may cause a decline in support for the Bitcoin network;
●	transaction congestion and fees associated with processing transactions on the Bitcoin network;
●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;
●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Bitcoin blockchain becoming insecure or ineffective; and
●	changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, the adverse impacts attributable to the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the broadening of the Israel-Hamas conflict to other countries in the Middle East.

We face significant competition from companies with Bitcoin strategies and from spot Bitcoin ETPs.

We face competition from other public companies with Bitcoin holdings and similar strategies, as well as spot exchange traded products (ETPs) that provide direct Bitcoin exposure. Many competitors have greater financial resources, more established operating histories, and broader access to capital markets. The SEC’s approval of spot Bitcoin ETPs in January 2024 (and spot Ether ETPs in May 2024) provides investors with alternatives that may be perceived as offering “pure play” exposure to Bitcoin without the risks of an operating business or entity-level taxation. Investors may choose ETPs over our Common Stock, potentially affecting demand and creating premium or discount volatility relative to our Bitcoin holdings. Unlike ETPs, we do not seek to track the value of underlying Bitcoin, do not benefit from certain Exchange Act exemptions, and are not required to provide daily transparency. Increased competition may lead to downward pressure on our Common Stock price and impair our ability to achieve strategic objectives.

Future developments regarding the treatment of crypto assets for U.S. and foreign tax purposes could adversely impact our business.

The tax treatment of Bitcoin and other digital assets is subject to significant uncertainty and evolving guidance from U.S. federal, state, and local tax authorities, as well as foreign tax authorities. Changes in tax laws, regulations, or interpretations could have a material impact on our business, including our ability to acquire, hold, or dispose of Bitcoin in a tax-efficient manner. For example, future legislation or regulatory guidance could result in the imposition of new or increased taxes on the acquisition, holding, or transfer of Bitcoin, or could require us to report additional information to tax authorities. In addition, differences in the tax treatment of digital assets across jurisdictions could create compliance challenges and increase our administrative and operational costs. Any adverse developments in the tax treatment of digital assets could reduce the attractiveness of our business model, increase our tax liabilities, and negatively affect our financial results and the value of our stock.

The tax treatment of Bitcoin network forks, airdrops, and similar events is uncertain and could result in unexpected tax liabilities.

The Bitcoin network may undergo “hard forks” that result in the creation of new digital assets, and we may receive “airdrops” of new tokens or digital assets as a result of our Bitcoin holdings. The U.S. federal income tax treatment of forks and airdrops is uncertain and evolving. The IRS has issued limited guidance indicating that receipt of new cryptocurrency from an airdrop generally results in taxable income equal to the fair market value of the new cryptocurrency at the time of receipt. However, significant uncertainty remains regarding the timing of income recognition, the determination of fair market value (particularly for newly created assets with limited trading history), the tax treatment of assets received from contested or contentious forks, and the treatment of forked or airdropped assets that we are unable to access or choose not to claim. We may be required to recognize taxable income from forks or airdrops even if we do not sell the new assets, which could create cash tax liabilities without corresponding liquidity. In addition, tracking the cost basis and holding periods of forked or airdropped assets can be complex, and errors or uncertainties in our tax reporting could result in penalties or additional tax liabilities. Changes in IRS guidance or tax law, or successful challenges by the IRS to our tax positions, could result in material adverse tax consequences.

Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

Bitcoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to Bitcoin and other digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of Bitcoin or the ability of individuals or institutions such as us to own or transfer Bitcoin.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of Bitcoin or the ability of individuals or institutions such as us to own or transfer Bitcoin. For example, within the past several years:

●	President Trump signed an executive order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries;
●	the SEC’s Staff Accounting Bulletin No. 122, which rescinded Staff Accounting Bulletin No. 121, directs certain entities to evaluate and account for potential losses from safeguarding crypto assets using existing generally accepted accounting principles in the United States (“GAAP”) or IFRS guidance. It also emphasizes the importance of continued disclosures related to these obligations;
●	the SEC has proposed changes to the SEC Custody Rule, which may require, if adopted, that public companies store their Bitcoin with a “qualified custodian,” which are typically banks, trust companies, or regulated broker-dealers that meet strict asset segregation and safeguarding standards;
●	the European Union adopted Markets in Crypto Assets Regulation, a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like Bitcoin;
●	in June 2023, the United Kingdom adopted and implemented the Financial Services and Markets Act 2023, which regulates market activities in “cryptoassets”;
●	in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country. Other jurisdictions, including Egypt, Morocco and the Dominican Republic, have also made the use of Bitcoin illegal. If the use of Bitcoin is made illegal in other jurisdictions, particularly where Bitcoin is currently traded in heavy volumes, the available market for Bitcoin may contract. Additionally, if another government with considerable economic power were to ban digital assets or related activities, this could have further impact on the price of Bitcoin. As a result, the markets and opportunities discussed herein may not reflect the markets and opportunities available to us in the future.

Since 2018, the SEC has initiated a number of crypto and digital-asset-related enforcement actions. While the SEC has since requested the dismissal of several of these cases, the SEC or other regulatory agencies may initiate similar actions in the future, which could materially impact the price of Bitcoin and our ability to own or transfer Bitcoin. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for crypto assets. Since then, the task force has sought written input and hosted roundtables with market participants to further task force goals of drawing clear regulatory lines, providing paths to registration, crafting disclosure frameworks, and deploying enforcement resources judiciously. We cannot predict the output of the new crypto task force or whether any recommendations will be adopted by the SEC or maintained under future administrations.

It is not possible to predict whether, or when, new laws will be enacted that change the legal framework governing digital assets or provide additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and Bitcoin specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of Bitcoin, as well as our ability to hold or transact in Bitcoin, and in turn adversely affect the market price of our listed securities.

Moreover, the risks of engaging in a Bitcoin treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy.

The growth of the digital assets industry in general, and the use and acceptance of Bitcoin in particular, may also impact the price of Bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of Bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to Bitcoin, institutional demand for Bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for Bitcoin as a store of value or means of payment, and the availability and popularity of alternatives to Bitcoin. Even if growth in Bitcoin adoption occurs in the near or medium-term, there is no assurance that Bitcoin usage will continue to grow over the long-term.

The liquidity of Bitcoin may also be reduced and damage to the public perception of Bitcoin may occur if financial institutions were to deny or limit banking services to businesses that hold Bitcoin, provide Bitcoin-related services or accept Bitcoin as payment, which could also decrease the price of Bitcoin. The liquidity of Bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for Bitcoin and other digital assets.

The concentration of Bitcoin ownership and market dynamics may create additional risks.

A significant portion of Bitcoin supply is held by a small number of holders, making the network more susceptible to manipulation. Malicious actors could potentially structure attacks to gain control of majority processing power, enabling double-spending, blocking transactions, or preventing valid new blocks. Unlike traditional securities markets, Bitcoin lacks a consolidated pricing mechanism, and prices can vary significantly across exchanges, creating opportunities for arbitrage or manipulation. The Bitcoin market may be susceptible to wash trading, spoofing, and other manipulative practices, particularly on unregulated exchanges. Bitcoin trading venues are relatively new and may experience fraud, security failures, or operational problems. Negative perception or instability in Bitcoin markets could result in a decline in confidence and greater price volatility, adversely affecting our Common Stock price.

The emergence of competing digital assets and negative industry developments may adversely affect Bitcoin and our business.

Various digital assets compete with Bitcoin, including alternative cryptocurrencies using different validation mechanisms (such as Ethereum’s proof-of-stake), stablecoins backed by fiat currencies, and central bank digital currencies (CBDCs) being developed by governments including China, the United States, the United Kingdom, and the European Union. If these alternatives are perceived as superior to Bitcoin, they could gain market share and decrease Bitcoin’s price. Additionally, the cryptocurrency industry has experienced high-profile negative developments including fraud, theft, Security Incidents, and platform failures. Negative publicity and heightened scrutiny of the industry could adversely impact investor sentiment toward us, even if we are not directly involved, potentially resulting in reduced stock demand, increased volatility, and difficulty raising capital.

Our Bitcoin holdings may be less liquid than cash and may not serve as an adequate source of liquidity.

The Bitcoin market has been characterized by significant volatility, limited liquidity and trading volumes compared to sovereign currency markets, and potential susceptibility to market abuse. During market instability, we may not be able to sell Bitcoin at favorable prices or at all. Bitcoin we hold with custodians will not enjoy the same protections as cash or securities deposited with Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) regulated institutions. We may be unable to enter into financing transactions collateralized by our Bitcoin or otherwise generate funds from holdings during market instability. The concentration of our assets in Bitcoin limits risk mitigation and any significant price declines could have a more pronounced impact than a diversified portfolio. Our direct Bitcoin holdings combined with investments in other companies maintaining Bitcoin as a treasury asset heighten our concentration in Bitcoin-related price risk, potentially magnifying losses and increasing result volatility.

Environmental, geopolitical, and operational factors may adversely affect our Bitcoin strategy.

Bitcoin mining requires substantial electricity, and environmental concerns regarding Bitcoin’s carbon footprint have attracted regulatory and investor attention. ESG-mandated institutional investors may be restricted from investing in companies with significant Bitcoin holdings, reducing demand for our stock. The SEC has adopted climate-related disclosure requirements that may require reporting on environmental impacts of our Bitcoin holdings. Geopolitical developments and government actions could restrict our ability to hold, transfer, or transact in Bitcoin, or result in seizure or forfeiture of holdings. Law enforcement agencies have authority to seize Bitcoin associated with criminal activity, and although we implement compliance policies, there can be no assurance our Bitcoin will never be associated with illicit activity. Policy discussions regarding a U.S. Strategic Bitcoin Reserve could significantly affect Bitcoin markets and increase price volatility.

We may be unable to obtain adequate insurance coverage or attract specialized personnel for our Bitcoin strategy.

Insurance coverage for digital assets is limited and may not be available on commercially reasonable terms. The insurance market for digital asset risks is undeveloped, and insurers may be unwilling to provide coverage for theft, hacking, or fraud. Our Bitcoin strategy may increase costs or limit availability of directors and officers (“D&O”) insurance, errors and omissions (“E&O”) insurance, and cyber liability insurance. If we are unable to obtain adequate coverage, we could be exposed to significant uninsured losses. Additionally, successful execution of our strategy depends on attracting and retaining personnel with specialized expertise in digital assets, blockchain technology, and cryptocurrency custody. The market for such expertise is highly competitive, and if we are unable to attract, retain, or develop qualified personnel, our ability to manage holdings and respond to security threats could be materially impaired.

If we utilize our Bitcoin holdings in DeFi protocols or other blockchain applications, we may be exposed to additional technological risks.

We may utilize Bitcoin holdings in decentralized finance (“DeFi”) protocols, wrapped Bitcoin products, or other blockchain-based applications to generate yield or enhance liquidity. These activities would expose us to additional risks including smart contract vulnerabilities that could result in loss of Bitcoin. Smart contracts may contain bugs or design flaws exploitable by malicious actors. Wrapped Bitcoin and cross-chain bridge protocols have been targets of significant hacks resulting in billions of dollars in industry-wide losses. The DeFi ecosystem is largely unregulated and operates without traditional consumer protections. If we participate in DeFi protocols and experience losses due to smart contract failures, hacks, or protocol insolvency, we may have limited or no recourse to recover assets.

If we elect to use derivative instruments to hedge the price risk of holding Bitcoin, such derivatives are highly volatile and subject to market and liquidity risks, which could negatively impact our Bitcoin strategy.

We have and may continue to invest and trade in a variety of derivative instruments to hedge the price risk associated with Bitcoin. Derivatives, such as futures and swaps, are financial instruments or arrangements in which the risk and return are related to changes in the value of other assets, reference rates or indices. These instruments are highly volatile and expose investors to a high risk of loss. The low initial margin deposits normally required to establish a position in such instruments permit a high degree of leverage. As a result, depending on the type of instrument, a relatively small movement in the price of a contract may result in a profit or a loss which is high in proportion to the amount of funds actually placed as initial margin and may result in unquantifiable further loss exceeding any margin deposited. Our ability to profit or avoid risk through investment or trading in derivatives will depend on our ability to anticipate changes in the underlying assets, reference rates or indices. Engaging in hedging may result in poorer overall performance for us than we could have achieved had we not engaged in such hedging transactions. In addition, although we may utilize a variety of instruments, including options and other derivatives, for hedging and risk management purposes, we are not obligated to, and may not, hedge against certain risks. Furthermore, our portfolio may be exposed to risks that cannot be hedged. Use of hedging and risk management products may also increase our regulatory burden and costs of compliance.

The trading strategy we implemented with the Kraken Trading Wallet (as defined below) entails substantial risk, and there can be no assurance that the Kraken Trading Wallet will achieve its investment objectives.

On January 30, 2026, we entered into that certain First Amendment to the Master Loan Agreement, which amends that certain Master Loan Agreement, dated as of December 3, 2025 (the “Master Loan Agreement”), by and between Nakamoto Holdings, Inc. and Kraken to establish a designated trading wallet for an options-writing strategy on Bitcoin, including selling covered calls and cash-secured puts (the “Kraken Trading Wallet”). Options are complex instruments and can behave like leveraged instruments. There can be no assurance that the Kraken Trading Wallet will achieve its investment objectives, and substantial investment losses are possible. Losses may exceed the Kraken Trading Wallet’s assets. As a result, losses may occur rapidly and may be magnified by volatility, liquidity constraints, and margin requirements. The strategy may not perform as expected in stressed markets or when market conditions differ from those historically observed. In particular, volatility and changes in the price of Bitcoin (including outside of U.S. trading hours) may overwhelm financial risk mitigation models, and sudden changes in implied volatility, skew, or correlations may produce losses that materially exceed recent historical experience. Offshore derivatives venues may implement automatic deleveraging, forced close-outs, collateral haircuts, or sudden changes to risk parameters during market stress, any of which could accelerate losses or impair our ability to post margin in time to avoid liquidation.

Selling covered call options may limit upside participation and expose our Company to losses during periods of increased volatility.

Selling covered call options limits upside participation and may result in the Kraken Trading Wallet being “called away” above the strike price, thereby foregoing gains during sharp Bitcoin rallies. Short call exposure entails negative gamma and vega, and rising volatility or rapid price movements may increase losses or the cost to close or roll positions. Position limits, exchange or dealer risk controls, and reduced liquidity near option expirations may further impede the ability to adjust positions. In addition, settlement frictions, pin risk, and hard-to-borrow dynamics around expirations may cause unexpected assignments, partial fills, or inability to source or deliver reference assets at reasonable prices, resulting in realized losses or elevated transaction costs.

Selling cash-secured put options exposes the Kraken Trading Wallet to significant downside risk and potential forced liquidation.

Selling cash-secured put options exposes the Kraken Trading Wallet to the downside risk of Bitcoin. Large or rapid downward price movements may result in assignment or realized losses that exceed the premiums received, increase margin requirements, and trigger forced liquidations if collateral is insufficient. Rolling positions down or out may be costly or unavailable during periods of market stress. Certain venues may also apply dynamic collateral haircuts or widen margin add-ons on short notice, which could lead to forced de-risking or liquidations at unfavorable prices even when the account remains economically solvent on a mark-to-market basis.

We will be exposed to the default risk of our clearing broker if we hedge the price risk of Bitcoin through the purchase of futures contracts.

If we use a clearing broker to help manage financial transactions — such as buying or selling Bitcoin futures contracts to hedge against Bitcoin price swings — then we will be exposed to the clearing broker’s credit risk. Under the CEA and CFTC regulations, futures contracts must be cleared through a clearing broker known as a registered futures commission merchant (“FCM”). FCMs hold a certain amount of the customer collateral that customers deposit in connection with their futures trading, and are responsible for posting that collateral to the clearinghouse on the customer’s behalf when the clearinghouse issues a margin call. FCMs are required to maintain such collateral and all customer assets in a segregated account. If the FCM fails to do so, or is unable to satisfy a substantial deficit in a customer account, its customers (including us) may be subject to risk of loss of their funds in the event of the FCM’s insolvency. In such event, under the current U.S. Bankruptcy Code, the FCM’s customers (including us) are entitled to recover only a proportional share of all property available for distribution to all of that FCM’s customers. We may therefore be exposed to material losses in the event of an FCM’s or fellow FCM customer’s default or insolvency.

We may be exposed to counterparty, clearing, and concentration risk through exclusive trading with a single platform and affiliated dealer. If such single platform or affiliated dealer is based outside of the U.S. we may be exposed to additional legal and regulatory risks.

The Kraken Trading Wallet serves as collateral for our loan with Kraken, and transactions are executed exclusively with Kraken’s affiliated offshore swap dealer pursuant to the trading documentation, resulting in a concentration of counterparty risk. The financial condition, risk management practices, or rehypothecation practices of Kraken and our trading wallet advisor may adversely affect recoveries. Netting and close-out rights may be stayed or limited by insolvency or resolution regimes. Customer assets held at trading or custody platforms may not benefit from insurance protections (such as FDIC or SIPC coverage) and, in an insolvency, customer recoveries may be limited, delayed, or based on fiat currency claims rather than in-kind digital asset returns, which could lead to further losses and the forgoing of subsequent price appreciation.

In addition, offshore venues and dealers, like Kraken’s offshore swap dealer for the Kraken Trading Wallet, may be subject to non-U.S. legal regimes with different customer protections, segregation requirements, and insolvency outcomes. Enforcement of contractual rights and recovery of assets may be uncertain, delayed, or unavailable. Legal or regulatory actions in one or more jurisdictions could impair our ability to acquire, own, hold, sell, or use certain digital assets or to exchange them for fiat currency, and could restrict or prohibit the operation of particular venues or products on which the we rely.

Qualified Financial Contract Stay rules may restrict our ability to liquidate our positions or exercise default rights in the event that a swap counterparty becomes insolvent.

Under regulations issued by certain U.S. banking regulators that are currently in effect, certain large U.S. financial institutions and their subsidiaries, as well as the U.S. branches or subsidiaries of certain large non-US financial institutions, are required to amend the default and transfer provisions of their “Qualified Financial Contracts” (“QFCs”), and to ensure that future QFCs comply with the relevant regulations.

QFCs include swaps and repurchase agreements (among other types of contracts) and guarantees and other forms of credit enhancement for such contracts, that receive certain favorable treatment under the U.S. Bankruptcy Code by permitting market participants (like us) to avoid the otherwise-applicable “automatic stay” provisions of the Bankruptcy Code, and terminate the contracts in the event of the financial institution’s or its guarantor’s bankruptcy. The purpose of these requirements is to ensure that, in the event of a large financial institution’s bankruptcy, or the bankruptcy of a guarantor or covered affiliate, QFC counterparties do not simultaneously terminate their positions and cause a liquidity shortfall before the financial institution’s affiliates and/or federal regulators are able to resolve the defaulting entity in an orderly fashion.

As a result of these regulations, if we enter into QFCs with a covered financial institution, and that financial institution, its guarantor or a covered affiliate becomes bankrupt (i.e., it becomes subject to a receivership, insolvency, liquidation, resolution or similar proceeding), we may be restricted from immediately terminating that agreement, which could lead to losses on our positions.

In addition, various foreign jurisdictions have adopted comparable rules, including France, Germany, Japan, Switzerland and the United Kingdom. If we enter into QFCs with a covered financial institution in any of those foreign jurisdictions, the restrictions on immediately terminating QFCs could lead to a negative effect on our business.

We may face risks relating to the custody of our Bitcoin, including the loss or destruction of private keys required to access our Bitcoin and Security Incidents or other data loss relating to our Bitcoin.

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

Our insurance may only cover losses of a small fraction of the value of the entirety of our Bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we will have or that such coverage will cover any losses with respect to our Bitcoin. Moreover, our use of custodians exposes us to the risk that the Bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such Bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our Bitcoin.

Bitcoin is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the Bitcoin is held. While the Bitcoin blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the Bitcoin held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the Bitcoin held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a Security Incident. The Bitcoin and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to Security Incidents, or other malicious activities.

We may sustain losses that cannot be recovered through insurance or other preventative measures.

There is no assurance that we will not incur uninsured liabilities and losses as a result of the conduct of its business. While we currently have some liability insurance coverage, it does not have broad coverage at high levels. For example, our insurance may only cover losses of a small fraction of the value of the entirety of our Bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we will have or that such coverage will cover losses with respect to our Bitcoin. We plan to continue to review our liability coverage in order to insure against potential major insurable liabilities. Should uninsured losses occur, stockholders could lose their invested capital.

Regulatory change determining that Bitcoin is being offered and sold as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940 and could adversely affect the market price of Bitcoin and the market price of our listed securities.

A significant portion of our assets will be concentrated in our Bitcoin holdings. While senior SEC officials have stated their view that Bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC, or a determination that our Bitcoin is being offered and sold as a security, could lead to our classification as an “investment company” under the Investment Company Act of 1940. In addition, in certain circumstances the acquisition of minority interests in other entities without the application of exceptions under the Investment Company Act of 1940 could lead to our classification as an “investment company”. Any classification of the Company or its subsidiaries as an investment company could subject us to significant additional regulatory controls that could have a material adverse effect on our business, operations, and ability to execute on our Bitcoin strategy, and may also require us to substantially change the manner in which we conduct our business.

In addition, any additional regulatory restrictions imposed by such determinations could adversely affect the market price of Bitcoin and in turn adversely affect the market price of our listed securities.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our Bitcoin strategy, our use of leverage, the manner in which our Bitcoin is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. Our Board has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our Bitcoin holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding Bitcoin.

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

We may pursue strategies to generate income or liquidity from our Bitcoin holdings, such as lending, staking, or entering into other arrangements, which could significantly increase our exposure to counterparty, credit, and operational risks.

In addition to the risks associated with the custody of its Bitcoin, we may from time to time pursue strategies to generate income or liquidity from our Bitcoin holdings, including lending Bitcoin to third parties, entering into repurchase or derivative arrangements, staking assets (including other cryptocurrency assets, although Bitcoin itself does not natively support staking), or using its holdings in other ways that may involve the transfer or encumbrance of digital assets. These strategies inherently involve heightened counterparty risk, particularly where our Bitcoin is transferred to or held by third parties for purposes of collateralization, lending, or income generation. Any such arrangements could expose us to the risk of loss in the event of the counterparty’s default, insolvency, fraud, or mismanagement. In addition, these activities may subject us to complex legal, regulatory, and tax regimes that continue to evolve and remain uncertain. If a counterparty fails to return our Bitcoin as expected, or if our rights in such arrangements are not enforceable in the event of insolvency or other adverse proceedings, we could suffer substantial losses. These risks could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Financial Condition, Indebtedness, and Capital Requirements

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2025, we identified a material weakness in our internal controls over financial reporting. Specifically, the material weakness identified related to (a) general segregation of duties, including adequate segregation of duties within certain finance and accounting processes, including with respect to the preparation, review, and approval of journal entries, (b) a lack of formalized and documented policies and procedures for certain key financial reporting processes, including a formal risk assessment process and sufficient documentation evidencing the performance and review of certain recurring controls, including the completeness and accuracy of information used in the operation of such controls, and (c) lack of sufficient in-house finance and accounting personal with appropriate experience in designing, implementing, operating and documenting effective internal controls over financial reporting commensurate with the Company’s financial reporting requirements. Although these material weaknesses identified did not result in any material misstatements in our condensed consolidated financial statements for the periods presented in this Annual Report on Form 10-K and there were otherwise no changes to our previously issued financial statements, our management concluded that as a result of the material weakness in our internal control over financial reporting that existed as of December 31, 2025, our disclosure controls and procedures were not effective as of December 31, 2025.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to establish and maintain an adequate internal control structure and procedures for financial reporting and to evaluate and report on such controls.

Our internal controls and financial reporting are not subject to attestation by our independent registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers” under the Dodd-Frank Act of 2010. However, our Annual Reports on Form 10-K must contain an annual assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As discussed above, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2025, we identified a material weakness in our internal controls over financial reporting, and have begun the process of designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses.

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

Our Bitcoin operations and digital asset treasury are new for our Company, and our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our Bitcoin operations or holdings.

We implemented our Bitcoin treasury strategy shortly after the closing of the Nakamoto Merger and substantially expanded our Bitcoin related operations upon closing the Mergers, and our historical financial statements do not reflect the potential variability in earnings we may experience from holding or selling significant amounts of Bitcoin or having business operations that may be impacted by the price of Bitcoin. The price of Bitcoin has historically been subject to dramatic fluctuations and is highly volatile. Additionally, we may expand our operations to include other income streams and otherwise generate funds using our Bitcoin holdings. If we expand such operations, additional risks related to such strategies, including counterparty risks, could arise.

Due to our limited operating history and the concentration of our Bitcoin holdings, it will be difficult to evaluate our business and future prospects, and we may not achieve or maintain profitability.

We have a limited operating history, particularly with respect to our current business model, which is highly concentrated in the acquisition and holding of Bitcoin. As a result, there is limited historical information available to evaluate our business, our management’s ability to execute our strategy, or our prospects for growth and profitability. The lack of a diversified operating history increases the difficulty for investors and analysts to assess our performance, business model viability, and the likelihood of achieving or maintaining profitability. Our financial results and prospects are highly dependent on the value and performance of our Bitcoin holdings, which are subject to significant volatility and risk. If we are unable to effectively manage our Bitcoin portfolio, respond to market changes, or adapt our business strategy, we may not achieve or sustain profitability, which could adversely affect our Common Stock price and investment value.

Our level and terms of indebtedness could adversely affect our ability to raise additional capital, fund operations, and take advantage of new business opportunities, and we may be unable to service or refinance our debt.

On December 3, 2025, Nakamoto Holdings, entered into a Master Loan Agreement with Kraken pursuant to which Kraken may, from time to time, extend loans of fiat or digital currency to Nakamoto Holdings on the terms set forth in the Master Loan Agreement and one or more loan term sheets executed thereunder (each, a “Loan Term Sheet”). Pursuant to the Loan Term Sheets dated December 4, 2025 and December 9, 2025, Kraken extended a fixed-term loan in an aggregate principal amount of 210,000,000 USDT (the “Loan”), bearing interest at a rate of 8.0% per annum, payable in USDT. The Loan matures on December 4, 2026, subject to earlier prepayment or acceleration in accordance with the Master Loan Agreement and applicable Loan Term Sheets. To secure the Loan, we were required to grant Kraken a security interest in Bitcoin owned by Nakamoto Holdings (the “Bitcoin Collateral”) and held pursuant to a custody and account control agreement in favor of Kraken. The Loan is subject to ongoing margin maintenance requirements, collateral call thresholds, and liquidation triggers, each calculated by reference to the market value of the Bitcoin collateral relative to the outstanding balance of the Loan.

The Loan, future indebtedness and associated interest expense could have important consequences to us, including:

●	limiting our ability to use a substantial portion of our cash flow from operations in other areas of our business, including for acquisition of additional Bitcoin, working capital, research and development, expanding our infrastructure, capital expenditures, and other general business activities and investment opportunities in us, because we must dedicate a substantial portion of these funds to pay interest on and/or service our debt;
●	limiting our ability to obtain additional financing in the future for acquisition of additional Bitcoin, working capital, capital expenditures, debt service, acquisitions, execution of our strategy, and other expenses or investments planned by us;
●	limiting our flexibility and our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation, our business, and our industry;
●	increasing our vulnerability to a downturn in our business and to adverse economic and industry conditions generally;
●	placing us at a competitive disadvantage as compared to our competitors that are less leveraged; and
●	limiting our ability, or increasing the costs, to refinance indebtedness.

We may be unable to service or refinance our indebtedness, specifically the Loan, which could cause us to default on our debt obligations and could force us into bankruptcy or liquidation.

Our ability to make scheduled payments on and refinance our indebtedness depends on our financial and operating performance, which is influenced by general economic, financial, competitive, legislative, regulatory, and other risks beyond our control, including the availability of financing in U.S. banking and capital markets. If our cash flows and capital resources are insufficient to fund our debt service obligations or to secure acceptable refinancing of the Loan, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure our indebtedness. We cannot assure you that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness, including the Loan, to refinance our indebtedness, or to fund our other liquidity needs. Any refinancing could be at higher interest rates and may require more onerous covenants. In addition, our Bitcoin acquisition strategy anticipates that we may issue additional debt in future periods to finance additional purchases of Bitcoin, but if we are unable to generate sufficient cash flow to service our debt and make necessary capital expenditures, we may be required to sell Bitcoin. Whether we will be able to successfully repay or refinance the Loan will depend on market conditions, our financial performance, and other factors. Failure to make payments of interest and principal on outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.

Upon an event of default under any of our indebtedness, holders of the defaulted indebtedness could elect to declare all funds borrowed to be due and payable and enforce their security interests on substantially all of our assets and the assets of our subsidiary guarantors. Similarly, upon an event of default under the Master Loan Agreement, Kraken could declare all outstanding principal, together with accrued and unpaid interest, due and payable under the Loan and enforce its security interest on the Bitcoin Collateral. Any of these events could in turn result in cross defaults under any future indebtedness we may incur. We may not have sufficient funds available to pay amounts due upon any such event of default, particularly if there has been a decrease in the market value of our Bitcoin holdings. Any financing we undertake under such circumstances could result in substantial dilution of existing stockholders, and if we are unable to obtain such financing, we could be forced into bankruptcy or liquidation.

Our subsidiary Nakamoto Holdings may depend on cash contributions from us or sales of Bitcoin to meet its obligations under the Master Loan Agreement if its operations do not result in sufficient operating revenue, and we may be required to contribute additional Bitcoin collateral if the value of Bitcoin declines.

Nakamoto Holdings primarily holds Bitcoin and certain USDT proceeds retained from the Loan. As of December 31, 2025, Nakamoto Holdings had no operations other than purchasing and holding Bitcoin, administering the Loan and making minority investments in Bitcoin companies. Following the shift in our business strategy from healthcare to Bitcoin related business, Kraken permitted Nakamoto Holdings to work with a vendor to use collateralized Bitcoin to execute on a covered call strategy to generate yield on collateralized Bitcoin. Our principal sources of funds to make payments under the Master Loan Agreement are proceeds from the yield strategy, capital contributions, loans, or other cash payments from us, and sales of Bitcoin, which may be constrained by the collateral maintenance requirements under the Master Loan Agreement. The Master Loan Agreement has a stated maturity date of December 4, 2026 but includes margin-based collateral maintenance requirements that require us to maintain a minimum level of Bitcoin collateral relative to the outstanding Loan amount. We are required to maintain a loan-to-value ratio on an ongoing basis. If the market value of Bitcoin declines below certain loan-to-value ratios, Kraken may require us to deposit additional Bitcoin as collateral, repay a portion of the Loan, or declare Nakamoto Holdings in default and liquidate some or all of the Bitcoin Collateral without prior notice to us. As of March 23, 2026, approximately 4,405 Bitcoins were held in the Bitcoin Collateral account and approximately 653 of our aggregate Bitcoins remained unencumbered. We may not have sufficient funds available to pay amounts owed under the Master Loan Agreement when due, and we may not be able to raise additional funds on acceptable terms or at all.

We rely on funds from our subsidiaries to meet our cash needs and service our indebtedness, and we may need additional financing in the future.

We depend on dividends, distributions, and other payments from our subsidiaries to fund our obligations, including those arising under the Master Loan Agreement, and to meet our cash needs. The operating results of our subsidiaries at any given time may not be sufficient to make such payments to us to allow us to make payments on our indebtedness. Nakamoto Holdings, which holds the Bitcoin pledged as collateral to secure the Loan, may be prohibited from providing dividends, distributions, or other payments to us. As of March 23, 2026, approximately 4,405 Bitcoins held by Nakamoto Holdings are pledged as collateral under the Master Loan Agreement that secures our obligations under the Master Loan Agreement. In addition, transfers of assets between our subsidiaries and from our subsidiaries to us may be subject to legal, regulatory, or contractual restrictions.

We may need additional financing in the future, which may not be available when needed or may be costly and dilutive.

We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed.

Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing stockholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of our Company and our stockholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

Despite our current level of indebtedness, we may incur substantially more debt, which could further exacerbate these risks.

Future debt instruments may contain restrictions on incurrence of additional indebtedness and certain other transactions, but these restrictions are subject to qualifications and exceptions and we may be able to incur significant additional indebtedness. These restrictions do not prevent us from incurring obligations, such as certain trade payables and operating leases, which do not constitute indebtedness as defined under our debt instruments. To the extent we incur additional indebtedness or other obligations, the risks described herein may increase significantly.

Unrealized fair value gains on our Bitcoin holdings may cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022, and our effective tax rate may fluctuate.

The Inflation Reduction Act of 2022 (“IRA”) imposes a 15% corporate alternative minimum tax (“CAMT”) on corporations with average annual adjusted financial statement income exceeding $1 billion for any consecutive three-tax-year period, unless an exemption applies. We may be required to adopt ASU 2023-08, under which our Bitcoin holdings must be measured at fair value with gains and losses recognized in net income each reporting period. When determining CAMT applicability and liability, adjusted financial statement income must include any unrealized gains or losses. As a result, we may be subject to CAMT in 2026 and beyond, which could result in a material tax obligation that would need to be satisfied in cash, materially affecting our financial results, including earnings and cash flow.

Accordingly, as a result of the enactment of the IRA and our potential adoption of ASU 2023-08, we may be subject to CAMT in the 2026 taxable year and beyond. If we become subject to CAMT, it could result in a material tax obligation that we would need to satisfy in cash, which could materially affect our financial results, including its earnings and cash flow, and its financial condition.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of amounts accrued on our financial statements.

In addition to federal income tax, we are subject to taxation in various state, local tax and non-US tax jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the locations in which we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each jurisdiction using enacted tax rates as of the balance sheet date. Nevertheless, our effective tax rate may change from year to year due to numerous factors, including changes in the mix of our profitability, if any, from jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, and changes in tax laws. Any of these factors could result in an effective tax rate significantly different from previous periods and may result in tax obligations in excess of amounts accrued in our financial statements.

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

We have incurred significant operating losses and may not achieve or sustain profitability.

We have incurred significant operating losses since our inception and anticipate that we will incur continued operating losses for the foreseeable future. Our ability to achieve profitability depends on numerous factors, including the market price of Bitcoin, our ability to successfully execute our Bitcoin treasury strategy, and our ability to manage our operating expenses. Even if we achieve profitability in one or more periods, we may not be able to sustain profitability on a quarterly or annual basis. Our historical losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve sustained profitability, the value of our Company and our Common Stock could decline significantly, and you could lose all or a portion of your investment.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits, and we could experience losses on these deposits.

We maintain our cash and cash equivalents in accounts with major financial institutions in the United States. Cash balances in these accounts often exceed the FDIC insurance limits. In the event of the failure of any of the financial institutions where we maintain our cash and cash equivalents, we may incur a loss to the extent such loss exceeds FDIC insurance limits, which could have a material adverse effect on our liquidity and financial condition. Recent bank failures have heightened concerns about the stability of certain financial institutions and the banking system more broadly. While we monitor the financial stability of the institutions where we maintain our deposits, there can be no assurance that we will not experience losses on our deposits in excess of insured limits.

Unfavorable global economic conditions could adversely affect our business, financial condition, or results of operations.

Our business and financial performance may be adversely affected by unfavorable global economic conditions, including recession, inflation, deflation, rising interest rates, changes in fiscal or monetary policy, tightening of credit markets, geopolitical instability, and other macroeconomic factors. Economic downturns could negatively affect investor sentiment toward risk assets, including Bitcoin, potentially reducing the market price of our Bitcoin holdings and adversely affecting our financial condition. Additionally, adverse economic conditions could make it more difficult or expensive for us to obtain debt or equity financing, increase our borrowing costs, reduce the availability of credit, and limit our ability to execute our Bitcoin acquisition strategy. Unfavorable economic conditions could also affect the financial stability of our counterparties, including our custodians, trading partners, and lenders, increasing our exposure to counterparty risk. Any of these factors could have a material adverse effect on our business, financial condition, and results of operations.

Rising interest rates could increase our borrowing costs and adversely affect our financial condition.

Changes in interest rates could have a material impact on our business and financial condition. Rising interest rates could increase our borrowing costs on any variable-rate debt we incur, as well as the cost of refinancing our existing indebtedness when it matures. Higher interest rates could also make it more expensive for us to raise capital through debt financing to execute our Bitcoin acquisition strategy. Additionally, rising interest rates may reduce the attractiveness of Bitcoin as an investment relative to interest-bearing assets, which could negatively affect the market price of Bitcoin and, consequently, the value of our Bitcoin holdings. Conversely, falling interest rates, while potentially reducing borrowing costs, could indicate broader economic weakness that may adversely affect our business. We do not currently hedge against interest rate risk, and any significant changes in interest rates could have a material adverse effect on our financial condition and results of operations.

Our Loan is denominated in USDT, a stablecoin, and we are exposed to risks associated with the stability and regulatory treatment of USDT.

Our Loan with Kraken is denominated in USDT (Tether), a stablecoin that is designed to maintain a 1:1 peg with the U.S. dollar. If USDT were to depeg from the U.S. dollar, whether due to a loss of confidence in the issuer, regulatory action, liquidity constraints, or other factors, the value of our obligations under the Loan could become uncertain and we could experience losses. Stablecoins, including USDT, have faced regulatory scrutiny regarding the adequacy of their reserves, the transparency of their operations, and their potential systemic risks to the broader financial system. If regulators were to restrict the use of USDT or impose requirements that impair its functionality, we could face difficulties in servicing or refinancing the Loan. Additionally, if USDT were to experience significant redemption pressure or a bank run, the stablecoin could trade below its intended peg, creating uncertainty in our debt obligations. Any of these events could have a material adverse effect on our financial condition and our ability to meet our obligations under the Master Loan Agreement.

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

We have incurred net operating losses (“NOLs”) that may be available to offset future taxable income, thereby reducing our future income tax liability. However, our ability to utilize these NOLs may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which generally imposes an annual limitation on the use of NOLs, credits, and certain other tax attributes following an “ownership change.” An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our merger with Nakamoto Holdings, Inc., our prior equity issuances, and other transactions may have caused, or may cause in the future, an ownership change that could limit our ability to use our NOLs and other tax attributes. Additionally, changes in tax laws, including those enacted as part of recent tax reform, may further limit our ability to use NOLs to offset future taxable income. If our ability to use our NOLs is limited, we may be required to pay income taxes earlier than would be the case if the full amount of our NOLs were available, which could adversely affect our cash flows and financial condition.

We may be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results.

We have recorded goodwill and other intangible assets on our balance sheet in connection with our acquisitions. We are required to test goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could lead to impairment of goodwill and other intangible assets include significant adverse changes in the business climate, declines in our financial condition or results of operations, an adverse action or assessment by a regulator, unanticipated competition, or a sustained decline in our Common Stock price or market capitalization. If we determine that our goodwill or other intangible assets are impaired, we would be required to record non-cash impairment charges, which could be material to our financial results. Any such impairment charge would reduce our reported earnings and could have a material adverse effect on our Common Stock price.

Inflation could adversely affect our business, financial condition, and results of operations.

Inflation has recently increased in the United States and globally, and may continue to increase in the future. Inflationary pressures could increase our operating costs, including compensation, professional services, and other expenses, and may not be fully offset by price increases or other measures. Inflation could also affect the broader economy, leading to reduced consumer and investor confidence, tighter monetary policy, and higher interest rates, any of which could adversely affect our business and the market price of Bitcoin. While Bitcoin has been characterized by some as a potential hedge against inflation, there is no assurance that Bitcoin will perform as expected in an inflationary environment, and the price of Bitcoin could decline during periods of high inflation. If we are unable to effectively manage the impact of inflation on our business, our financial condition and results of operations could be materially adversely affected.

We do not have, and may not be able to obtain, a credit rating, which could limit our access to certain financing sources and increase our borrowing costs.

We do not currently have a credit rating from any nationally recognized statistical rating organization. The absence of a credit rating may limit our ability to access certain capital markets, reduce the pool of potential lenders and investors, and result in higher borrowing costs compared to companies with investment-grade credit ratings. If we seek to obtain a credit rating in the future, there can be no assurance that we will receive a favorable rating. A non-investment grade credit rating, commonly referred to as a “junk” rating, could limit our access to the capital markets, increase our cost of borrowing, and require us to offer more onerous terms to lenders and investors. In addition, any downgrade of a credit rating we may obtain in the future could have similar adverse effects. Our inability to access the capital markets on favorable terms could have a material adverse effect on our business, financial condition, and results of operations.

We may experience working capital deficiencies that could adversely affect our operations and financial condition.

We may from time to time experience working capital deficiencies, where our current liabilities exceed our current assets. A working capital deficiency could limit our ability to fund our day-to-day operations, meet our short-term obligations, and pursue our Bitcoin acquisition strategy. While we may be able to address working capital deficiencies through equity or debt financing, asset sales, or other means, there can be no assurance that such financing or other sources of liquidity will be available on acceptable terms or at all. If we are unable to maintain adequate working capital, we may be forced to reduce or delay planned expenditures, sell assets at unfavorable prices, or take other actions that could adversely affect our business. A sustained working capital deficiency could raise substantial doubt about our ability to continue as a going concern, which would adversely affect investor confidence and could materially impact our access to capital and the trading price of our Common Stock.

Risks Related to Our Securities and being a Public Company

If we are unable to regain compliance with Nasdaq’s continued listing standards, our securities may be delisted, which could significantly limit liquidity and adversely affect our business.

Our Common Stock is traded on Nasdaq, but we must maintain certain financial, distribution, and stock price levels, including a minimum bid price of $1.00 per share. On December 10, 2025, we received notice from Nasdaq that our Common Stock was not in compliance with the minimum bid price requirement. We have until June 8, 2026, to regain compliance by maintaining a closing bid price of $1.00 or more for at least 10 consecutive business days. If we do not regain compliance, we may be eligible for additional time by transferring to the Nasdaq Capital Market, subject to meeting certain requirements and demonstrating our ability to cure the deficiency. If Nasdaq delists our securities and we are unable to list on another national securities exchange, our securities could be quoted on an over-the-counter market, which could result in reduced liquidity, classification as a “penny stock,” impaired ability to obtain financing, fewer investors and market makers, and reduced availability of trading information.

A prolonged decline in Bitcoin’s market price could cause us to fall below Nasdaq’s continued listing standards.

A significant portion of our total assets consists of Bitcoin, making the value of our assets highly sensitive to Bitcoin price fluctuations. If the market price of Bitcoin experiences a prolonged or severe decline, our total assets and stockholders’ equity could decrease substantially, potentially causing us to stay or fall below Nasdaq’s minimum requirements for continued listing. This could result in delisting proceedings, which would likely have a material adverse effect on liquidity, market price, ability to access capital markets, and ability to execute our business strategy.

If we effect a reverse stock split to regain compliance with Nasdaq’s minimum bid price requirement, it may not result in a sustained increase in our Common Stock price and could decrease the liquidity of our Common Stock.

In connection with our efforts to regain compliance with Nasdaq’s minimum bid price requirement, we may effect a reverse stock split of our Common Stock. Even if a reverse stock split is implemented, there can be no assurance that our Common Stock price will increase proportionally to the reverse split ratio or that any increase in our Common Stock price will be sustained. A reverse stock split may decrease the liquidity of our Common Stock by reducing the number of shares outstanding, which could result in a less active trading market. Additionally, the reverse stock split may be perceived negatively by the market, and investors may view it as an indication of financial distress, which could further depress our Common Stock price. The reduction in the number of shares outstanding may also leave our stockholders with “odd lots” of shares, which may be more difficult to sell and may result in greater brokerage costs. A reverse stock split will also increase the number of stockholders who own “odd lots” of fewer than 100 shares of Common Stock, which may be more difficult to sell and may increase transaction costs. There can be no assurance that a reverse stock split, if effected, will result in the intended benefits.

The price of our Common Stock has fluctuated significantly and may continue to do so, which could result in substantial losses for stockholders.

The trading price of our Common Stock has fluctuated widely and may continue to fluctuate due to factors largely outside our control, including: variations in operating results; changes in market interest rates, earnings estimates, or market valuations; actions by competitors; market reaction to indebtedness; changes in key personnel; stockholder actions; speculation in media or investment communities; and our ability to maintain Nasdaq listing. This volatility may affect the price at which you could sell shares, and you may not be able to sell at or above your purchase price. The stock market, and particularly digital asset and blockchain technology companies, have experienced extreme price and volume fluctuations often unrelated to operating performance. Such volatility could also subject us to securities class action litigation, resulting in substantial costs and diversion of management attention.

Our quarterly operating results may fluctuate significantly, which could adversely affect our Common Stock price.

We expect our operating results, revenues, and expenses to vary significantly from quarter to quarter due to a variety of factors, many of which are outside of our control. These factors include, but are not limited to, fluctuations in Bitcoin’s market price, changes in the fair value of our Bitcoin holdings, timing and size of Bitcoin purchases or sales, changes in accounting standards, and regulatory developments. Our expenses may increase as we invest in infrastructure, personnel, and compliance. We may experience periods of losses or lower-than-expected profitability, which could cause our Common Stock price to decline and make it difficult for investors to forecast future results, increasing the risk associated with an investment in us.

The value of our Common Stock depends significantly on market demand for our Bitcoin strategy, which could decline.

The market value of our Common Stock is closely tied to investor perceptions of the attractiveness and viability of our Bitcoin-focused strategy. In recent years, corporate adoption of Bitcoin has been influenced by trends and market sentiment, with some companies acquiring Bitcoin to enhance their public profiles, attract investor attention, or pursue speculative strategies unrelated to their core businesses. If market enthusiasm for corporate Bitcoin adoption wanes, or if investors view our strategy as less compelling or sustainable, demand for our stock could decline significantly. Negative publicity, regulatory scrutiny, or adverse developments affecting other companies with similar strategies could further reduce investor interest and result in a significant decline in our Common Stock value, regardless of the underlying performance of our Bitcoin holdings.

Sales of our Common Stock, including through our ATM Program, or the perception that such sales may occur, could depress our Common Stock price.

On August 26, 2025, we entered into a sales agreement pursuant to which we may offer and sell Common Stock from time to time through our ATM Program. We have discretion to vary the timing, prices, and numbers of shares sold, and investors who purchase at different times will likely pay different prices. Future sales pursuant to the ATM Program are not guaranteed and will depend on market conditions. The issuance of new shares of Common Stock, or the perception that such sales may occur, could depress the market price of our Common Stock. Additionally, sales of a substantial number of shares of Common Stock in the public market by our stockholders could adversely affect the market price and impair our ability to raise capital through future equity offerings.

Our Common Stock repurchase programs may not enhance stockholder value and will diminish our cash reserves.

On December 18, 2025, our Board approved a Common Stock repurchase program providing for repurchases of up to $10 million in shares of Common Stock, which terminated on January 31, 2026. There can be no assurance that we will adopt future share repurchase programs or that any repurchases will enhance stockholder value. Future repurchases could diminish cash reserves, impact our ability to finance growth or pursue strategic opportunities, require us to incur debt, affect trading price or volatility, reduce market liquidity, not be made at optimal prices, and cause non-compliance with financing agreement covenants.

We may need additional capital, and future securities offerings may result in dilution to existing stockholders.

To raise additional capital, we may offer shares of Common Stock or other securities through our ATM Program or other means. Securities we issue may have rights, preferences, or privileges senior to those of existing stockholders. The price per share in future transactions may be higher or lower than existing stockholders paid. Exercise or conversion of options, warrants, or convertible securities will result in additional dilution.

We do not expect to pay dividends for the foreseeable future.

We do not anticipate paying cash dividends to holders of Common Stock in the foreseeable future. We plan to retain any earnings to maintain and expand our operations. Investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

If securities analysts do not publish research about us or publish negative evaluations, our Common Stock price and trading volume could decline.

The trading market for our Common Stock may be impacted by research and reports that analysts publish about us. There is no assurance that analysts will cover us or provide favorable coverage. If analysts downgrade our stock, change their opinion, or cease coverage, we could lose visibility in the financial markets and our Common Stock price or trading volume could decline.

Outstanding warrants, if exercised, would increase shares of Common Stock eligible for resale and result in dilution.

As of March 23, 2026, we had (i) 61,704,975 prefunded warrants outstanding, (ii) 384,936 tradeable warrants outstanding, and (iii) 203,565 non-tradable warrants outstanding (collectively, the “Warrants”). Each of these securities are exercisable for shares of Common Stock at various prices. If exercised, these warrants will dilute existing stockholders and increase shares eligible for resale, which could adversely affect our Common Stock price. Our tradeable warrants are quoted on the OTC Pink Market, which is significantly more limited than Nasdaq or NYSE and may result in reduced liquidity and depressed trading prices for our warrants.

Active trading of options on our Common Stock could increase volatility in our Common Stock price and adversely affect the market for our securities.

Options on our Common Stock are traded on securities exchanges and over-the-counter markets. Activity in these markets, including hedging, arbitrage, and speculative strategies, can lead to significant buying or selling pressure and contribute to price volatility. Option expirations, changes in implied volatility, and variations in options market liquidity can exacerbate volatility in our Common Stock price. Increased volatility related to options trading could negatively affect investor confidence, impair liquidity, and adversely affect our Common Stock price regardless of operating performance.

We may be subject to securities class action litigation, which could result in substantial costs and divert management’s attention.

In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities or following announcements of significant business developments. Our Common Stock price has experienced significant volatility, and we have announced a fundamental shift in our business strategy from healthcare operations to a Bitcoin operations and treasury strategy. These factors may increase the likelihood that we will become the target of securities class action litigation. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources, which could harm our business, financial condition, and results of operations. Even if we prevail in any such litigation, we may incur significant legal fees and other expenses, and such litigation could damage our reputation and negatively impact the trading price of our Common Stock.

Short selling of our Common Stock could increase the volatility of our Common Stock price and adversely affect its market price.

Short selling occurs when an investor borrows shares and immediately sells them, hoping that the share price will decline and the investor can repurchase the shares at a lower price for return to the lender. Short selling has been prevalent in securities of companies with significant exposure to digital assets, including Bitcoin. The significant short selling of our Common Stock, or the perception that such short selling may occur, may create downward pressure on the price of our Common Stock and may amplify the effect of any negative developments. Additionally, so-called “short and distort” campaigns could target our Company, where short sellers spread negative information about a company to drive down its stock price and profit from their short positions. Any such campaign could damage our reputation and adversely affect the market price of our Common Stock, regardless of the accuracy of the information disseminated. Conversely, if our Common Stock price increases rapidly, short sellers may be forced to cover their positions quickly, leading to a “short squeeze” that could result in extreme price volatility.

Equity compensation awards may result in dilution to our stockholders and adversely affect the market price of our Common Stock.

We maintain equity compensation plans under which we grant stock options, restricted stock units, and other equity-based awards to our directors, officers, and employees. We have previously and may also in the future assume equity compensation plans in connection with acquisitions we complete. The issuance of shares pursuant to these equity awards will dilute existing stockholders’ ownership interests and may adversely affect the market price of our Common Stock. In addition, the exercise of stock options and the vesting of restricted stock units will increase the number of shares of Common Stock outstanding, which may put downward pressure on our Common Stock price. The dilutive effect of equity compensation may also reduce our earnings per share. Furthermore, we may need to increase the number of shares available for issuance under our equity compensation plans to attract and retain talented employees, which could result in additional dilution to our stockholders.

Sales of substantial amounts of our Common Stock by our directors, officers, or significant stockholders, or the perception that such sales may occur, could adversely affect the market price of our Common Stock.

Sales of substantial amounts of our Common Stock by our directors, officers, or significant stockholders in the public market, or the perception that such sales may occur, could adversely affect the market price of our Common Stock. In addition, the existence, or even the potential of, a significant sale by any of our large stockholders could cause the market price of our Common Stock to decline. Moreover, our directors and officers may establish pre-arranged trading plans under Rule 10b5-1 of the Exchange Act, and sales under these plans could be perceived negatively by the market, whether or not there is any actual adverse information about us. We cannot predict the effect, if any, that sales of shares by our insiders or the availability of shares for future sale will have on the market price of our Common Stock.

Social media and online forums may contribute to increased volatility in our Common Stock price and create risks of market manipulation.

In recent years, securities of certain companies have experienced extreme price volatility driven in part by activity on social media platforms and online forums, sometimes referred to as “meme stock” dynamics. This volatility is often unrelated to the underlying performance or fundamentals of the companies involved and can be driven by retail investor sentiment, coordinated trading activity, or viral attention. Our Common Stock could be subject to similar dynamics, which could result in rapid and significant price increases or decreases that may be disconnected from our financial performance or the value of our Bitcoin holdings. Such volatility could expose us to securities class action litigation or regulatory scrutiny. Additionally, false or misleading information about us could be spread on social media or online forums, which could adversely affect our reputation and the market price of our Common Stock, regardless of the accuracy of such information.

Certain institutional investors may be prohibited or discouraged from investing in companies with significant digital asset exposure, which could limit demand for our Common Stock.

Some institutional investors, including certain mutual funds, pension funds, and insurance companies, may be prohibited or discouraged by their investment policies, guidelines, or mandates from investing in companies with significant exposure to digital assets, including Bitcoin. Other institutional investors may choose not to invest in our Common Stock due to concerns about the regulatory uncertainty, volatility, or perceived risks associated with digital assets. As a result, the pool of potential investors in our Common Stock may be more limited than for companies without significant digital asset exposure. This reduced demand could adversely affect the market price of our Common Stock and may limit our ability to raise capital through equity offerings in the future. Additionally, if regulatory developments or changes in market perception cause more institutional investors to avoid companies with digital asset exposure, the market price of our Common Stock could decline.

Provisions in our amended certificate of incorporation, our amended and restated bylaws, and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders. These provisions may prevent attempts by our stockholders to replace or remove our current management.

Our amended certificate of incorporation, amended and restated bylaws, and Delaware law contain provisions that may have the effect of discouraging, delaying, or preventing a change in control of us or changes in our management that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of Common Stock. Our amended certificate of incorporation and amended and restated bylaws include provisions that:

●	authorize “blank check” preferred stock, which could be issued by our Board without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our Common Stock;
●	established a classified Board whose members serve staggered three-year terms;
●	specify that special meetings of our stockholders can be called only by our Board or the secretary upon receipt of written demand of stockholders holding at least 25% of the voting power continuously for at least one year prior to the request;
●	prohibit stockholder action by written consent except for approval of an amendment to the certificate of incorporation to effect a forward or reverse stock split;
●	establish an advance notice procedure for stockholder matters to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our Board;
●	provide that vacancies on our Board may be filled only by a majority of directors then in office, even though less than a quorum;
●	provide that our directors may be removed only for cause; and
●	expressly authorized our Board to make, alter, amend, or repeal our amended and restated bylaws.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock, thereby depressing the market price of our Common Stock. Any provision of our amended certificate of incorporation, amended and restated bylaws, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock, and could also affect the price that some investors are willing to pay for our Common Stock.

Our amended certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, executive officers, or employees.

Our amended certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

●	any derivative claim or action or proceeding brought on our behalf;
●	any action asserting a breach of fiduciary duty owed by any current or former director, officer, other employee or stockholder of our Company to us or our stockholders;
●	any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), our amended certificate of incorporation, or amended and restated bylaws (as either may be further amended or restated) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware;
●	any action asserting a claim governed by the internal affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended certificate of incorporation further provides that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. This exclusive federal forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, executive officers, or other employees, which may discourage lawsuits against us and our directors, executive officers, and other employees.

Although the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive federal forum provisions. Although we will vigorously assert the validity and enforceability of our exclusive federal forum provision in any future litigation in other jurisdictions, this may require significant additional costs associated with resolving the action and there can be no assurance that the federal forum provision will be enforced by a court in the future or in other jurisdictions.

As an “emerging growth company” and “smaller reporting company,” we may rely on reduced disclosure requirements, which may make our securities less attractive to investors.

We are an “emerging growth company” under the JOBS Act and a “smaller reporting company” under SEC rules. As such, we may rely on exemptions from certain disclosure requirements, including not being required to comply with auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced executive compensation disclosures, exemptions from nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to some other public companies.

We have also elected to use the extended transition period for complying with new or revised accounting standards, which means our financial statements may not be comparable to companies that comply as of public company effective dates. We cannot predict if investors will find our stock less attractive as a result. If some investors do, there may be a less active trading market for and more volatile price of our Common Stock.

We cannot predict if investors will find our common stock less attractive if we rely on emerging growth company or smaller reporting company exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our Common Stock and our Common Stock price may be more volatile.

We have incurred, and will continue to incur, increased costs as a public company, and our management must devote substantial time to compliance.

As a public company, we incur legal, accounting, and other expenses not incurred as a private company. The Dodd-Frank Act, Sarbanes-Oxley Act, Nasdaq listing requirements, and other regulations require establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have hired additional accounting, finance, legal, and other personnel in our efforts to comply with these requirements. Management devotes substantial time to compliance, which has increased our costs and made some activities more time-consuming. Operating as a public company also makes it more difficult and expensive to obtain director and officer liability insurance, which may make it harder to attract and retain qualified board members and executive officers.

As a public company, we are subject to Section 404 of the Sarbanes-Oxley Act and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act or a smaller reporting company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies or smaller reporting companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer either an emerging growth company or a smaller reporting company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, we have identified material weaknesses, so we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could materially and adversely affect our business, financial condition, results of operations, and prospects; cause investors to lose confidence in our reported financial information; and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. In order to report our results of operations and financial statements on an accurate and timely basis, we depend in part on third parties to provide timely and accurate notice of their costs to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our Common Stock from Nasdaq, or other adverse consequences that would materially and adversely affect our business, financial condition, results of operations, and prospects.

Risks Related to Our Media and Information Services Operations

Our revenues could decline if our trade show offerings through BTC Inc fail to attract attendees, exhibitors, sponsors, or vendors.

The success of our trade show business depends on our ability to attract attendees, exhibitors, sponsors, and vendors. There is significant competition for audience attention and exhibitor participation, and we must produce trade shows that are timely, relevant, and attractive to participants and their target audiences. If we fail to organize compelling programming, attract sufficient numbers of attendees, exhibitors, or sponsors, or generate adequate interest in our trade shows, revenues from this line of business could decline or fail to grow, which could adversely affect our business, results of operations, and financial condition.

Intense competition in the media & information, advisory & consulting, and financial services & asset management industries could reduce BTC Inc’s market share and adversely affect our revenues.

Our trade shows compete with numerous providers of in-person, virtual, and hybrid conferences, trade shows, and events, including those focused on digital assets and related technologies. Many competitors may have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, or operational resources than we have. Competitors may also be better positioned to respond to changes in technology, attendee preferences, or exhibitor demands. As a result, we may lose attendees, exhibitors, or sponsors to competitors, which could reduce our market share and negatively impact revenues from our trade show business.

BTC Inc’s business may be exposed to risks related to accepting digital assets or alternative payment methods.

In connection with our trade show operations, we may accept, or may in the future accept, digital assets or other alternative payment methods for registration fees, exhibition space, or sponsorships. These payment methods may be subject to price volatility, technological risks, operational complexities, and evolving accounting, tax, legal, and regulatory requirements. We may rely on third-party service providers to process or hold such payments, and the failure, insolvency, or misconduct of those providers could expose us to financial loss or operational disruption. Regulatory or tax developments relating to digital assets or alternative payment methods could also impose additional compliance obligations or adversely affect our trade show operations.

We incur significant up-front costs for live events, and any disruption—technical or physical—could result in substantial losses.

Consistent with industry leaders, we book venues years in advance and secure talent and vendors many months in advance. However, as a Bitcoin media company, our events are also technical milestones. We often guarantee fixed payments to venues and vendors before receiving ticket or sponsorship revenue. If an event is cancelled or limited due to travel restrictions, health codes, or low interest, we may not recover these costs.

Our digital streaming services are subject to intense competition and technical risks that could degrade the value of our media rights.

We rely on third-party content delivery networks and decentralized streaming protocols. Any disruption in our ability to live-stream our premium content, whether due to a Security Incident, hardware failure or otherwise, could result in the loss of subscribers and a breach of contract with our media partners. High-quality video of live Bitcoin market analysis or conference keynotes requires significant bandwidth. If streaming platforms prioritize other content or face outages, our real-time value proposition is neutralized.

The value of our media rights and sponsorships is highly sensitive to the “Bitcoin Cycle” and consumer tastes.

A portion of our revenue comes from long-term media rights, which are often tied to the “Halving” cycles and market sentiment. Our sponsors are primarily from the Bitcoin and financial technology sectors. During bear markets, these companies frequently reduce discretionary spending on sponsorships and advertising, which could lead to a material decline in our revenue. Our premium live events (e.g., exclusive developer summits or high-tier educational workshops) are subject to digital piracy. If our content is rebroadcast on social media without authorization, the value we can command from streaming partners will be significantly diminished.

Our financial results are subject to significant fluctuations based on the timing and popularity of our premium live events pipeline.

Our revenue is concentrated in marquee events (e.g., annual Bitcoin conferences or regional summits), and we face the risk that our flagship events could lose their status as venues for industry deal-making.

●	Operational Leverage: We incur high fixed costs—including venue rentals and security—long before revenue is recognized. If a major event underperforms in ticket sales or is canceled due to force majeure events (e.g., regulatory shifts or health crises), our operating results would be disproportionately harmed.

●	Talent Dependency: Our events rely on high-profile Bitcoin developers, CEOs, and influencers. If these high-profile individuals fail to appear or lose their industry standing, it could lead to significant ticket refunds and the loss of future sponsorship interest.

●	Fragmentation of Knowledge: If the Bitcoin industry decentralizes its knowledge-sharing to a degree where physical B2B gatherings are no longer required for business-to-business transactions, revenue from our events could decline.

●	Geopolitical and Travel Restrictions: Our events draw an international audience of developers and miners. Changes in visa policies or “Proof-of-Work” bans in specific jurisdictions could prevent key exhibitors and attendees from participating, diminishing the event’s attendance and revenue.

We are dependent on a narrow pool of corporate sponsors whose marketing budgets are highly correlated with Bitcoin’s market cycles.

A substantial portion of our margin is derived from sponsorship and advertising. Our advertisers are primarily Bitcoin exchanges, mining firms, and financial technology companies. During periods of high volatility, our sponsors may experience liquidity constraints or sharp reductions in discretionary marketing spend. A sustained bear market could lead to the non-renewal of multi-year sponsorship agreements or the transition of mining firm sponsors to AI focused firms, materially impacting our long-term revenue visibility. Given the nascent nature of the industry, some sponsors may face financial instability or regulatory freezes. Any inability of a major partner to fulfill their payment obligations could lead to immediate bad debt write-offs.

Our digital ticketing and data-driven advertising operations are vulnerable to sophisticated cyber-attacks and network failures.

Our ticketing platforms handle sensitive financial data and Bitcoin transaction hashes. Sophisticated bad actors may use bots to disrupt ticket on-sales or manipulate secondary markets. This could frustrate our core community and damage our brand reputation. If our events rely on Bitcoin-native technologies, any technical failure or network congestion during a live broadcast would disrupt the fan experience and result in the loss of “on-site” per-capita spending revenue.

Any perceived centralization or gatekeeping of the Bitcoin media landscape could invite regulatory scrutiny or community backlash.

As a leading Bitcoin media entity:

●	Community Backlash: The Bitcoin community values decentralization. If we are perceived as a gatekeeper that suppresses certain voices or monopolizes event access, we may face organized boycotts or the emergence of competing, grassroots events that siphon away our audience.

●	Regulatory Risk: We may be subject to evolving SEC or FTC guidelines regarding the promotion of digital assets. Failure to clearly distinguish between editorial content and paid “shilling” by sponsors could lead to investigations, fines, and a loss of institutional credibility.

The value of our data-driven lead generation services depends on the quality and permissioned nature of our Bitcoin audience data.

We provide sponsors with data that identifies which institutional players are researching Bitcoin infrastructure. Stricter enforcement of GDPR or the UK Data Protection Act specifically regarding financial/crypto interest data could limit our ability to monetize our audience. If generative AI models can effectively aggregate and synthesize specialist Bitcoin technical knowledge, the scarcity value of our intellectual property may be impaired.

BTC Inc’s editorial independence may be compromised, or perceived to be compromised, by our corporate Bitcoin holdings and other business interests, which could damage our credibility and audience trust.

As a media company that produces news, analysis, and commentary about Bitcoin and the broader digital asset ecosystem, our credibility and reputation depend on the editorial independence and integrity of our content. However, we also hold Bitcoin as a treasury asset and have financial interests in the success of the Bitcoin ecosystem. This may create a conflict of interest, or the perception of such a conflict, that could undermine audience trust in our editorial content. Readers, viewers, and industry participants may question whether our coverage is objective or is instead designed to promote Bitcoin and thereby benefit our balance sheet. If our editorial content is perceived as biased, promotional, or lacking independence, we could experience a decline in audience engagement, loss of credibility among industry participants, reduced advertiser and sponsor interest, and damage to our brand reputation. Additionally, our relationships with sponsors, exhibitors, and advertisers may create pressure—actual or perceived—to provide favorable coverage or avoid critical reporting. Any failure to maintain clear boundaries between editorial and commercial interests could result in regulatory scrutiny, reputational harm, and a material adverse effect on our media business.

Our media operations expose us to potential defamation, libel, and other content-related legal claims that could result in significant costs and reputational harm.

BTC Inc publishes news, opinions, analysis, and commentary about individuals, companies, projects, and developments in the Bitcoin and digital asset industry. This industry is characterized by intense competition, disputed claims, controversial personalities, and significant financial stakes, which increases the likelihood that subjects of our coverage may take issue with our reporting. We may face claims of defamation, libel, invasion of privacy, misappropriation, or other content-related torts from individuals or entities who believe they have been harmed by our coverage. Even if such claims are without merit, defending against them can be expensive, time-consuming, and distracting to management. Adverse judgments or settlements could result in significant monetary damages and injunctive relief that restricts our ability to report on certain topics or individuals. Additionally, the threat of litigation may cause us to exercise excessive caution in our reporting, which could diminish the value and relevance of our editorial content. Our media liability insurance may not cover all claims or may be insufficient to cover the full extent of any damages awarded. Any of these outcomes could have a material adverse effect on our business, financial condition, and reputation.

We depend on key content creators, journalists, and media personalities whose departure or reputational issues could adversely affect our audience engagement and revenues.

The success of our media business depends in part on the talents, reputation, and continued services of certain journalists, podcasters, video hosts, and other content creators who have developed personal followings and brand recognition within the Bitcoin community. These individuals may be difficult to replace, and their departure—whether voluntary or involuntary—could result in the loss of audience members who followed our platforms primarily because of these personalities. Additionally, if any of our key content creators becomes involved in controversy, engages in conduct that damages their reputation, or expresses views that alienate segments of our audience, it could harm our brand and reduce audience engagement. We may not have long-term contractual arrangements with all key content creators, and competitors may seek to recruit our talent by offering more attractive compensation or creative opportunities. The loss of one or more key content creators, or damage to their reputations, could result in decreased viewership, listenership, or readership, reduced advertising and sponsorship revenues, and a material adverse effect on our media business.

We rely on third-party platforms for content distribution, and changes to their policies, algorithms, or terms of service could significantly reduce our audience reach and revenues.

A significant portion of our audience reach and engagement depends on third-party platforms, including social media networks (such as X, formerly Twitter, YouTube, Instagram, TikTok, and Facebook), podcast distribution services (such as Spotify and Apple Podcasts), and other digital distribution channels. These platforms have broad discretion to modify their algorithms, user interfaces, content policies, monetization programs, and terms of service, often with little or no advance notice. Changes to algorithms or platform disruptions could reduce the visibility of our content, while policy changes could result in the demonetization, restriction, or removal of our content or accounts. Some platforms have taken actions against cryptocurrency-related content or accounts in the past, and there can be no assurance that they will not do so in the future. If one or more major platforms restricts, demonetizes, or bans our content or accounts, we could experience a significant and sudden decline in audience reach, engagement, and revenues. Additionally, our reliance on these platforms means we have limited control over the user experience, data collection, and direct relationships with our audience. Any adverse changes to our relationship with key distribution platforms could have a material adverse effect on our media business, results of operations, and growth prospects.

Our advertising and promotional activities are subject to extensive and evolving regulations, and failure to comply could result in enforcement actions, fines, and reputational damage.

Our media business generates revenue from advertising, sponsorships, and promotional content. These activities are subject to a complex and evolving regulatory framework, including rules enforced by the Federal Trade Commission (FTC), the Securities and Exchange Commission (SEC), state attorneys general, and other regulatory bodies. The FTC requires clear and conspicuous disclosure of material connections between advertisers and publishers, including sponsored content, paid endorsements, and affiliate relationships. The SEC regulates the promotion of securities and investment products, and certain digital assets may be deemed securities under applicable law. Several states have enacted or proposed laws specifically regulating cryptocurrency advertising. Failure to comply with these regulations could result in enforcement actions, civil penalties, injunctive relief, and reputational harm. Additionally, as regulatory scrutiny of the digital asset industry intensifies, we may face increased compliance costs, restrictions on the types of advertising we can accept, and greater risk of enforcement actions. If we are found to have violated advertising regulations, or if regulatory changes limit our ability to monetize our content through advertising, it could have a material adverse effect on our revenues and business operations.

Our publication of news, analysis, and market commentary could expose us to liability if such content is alleged to constitute investment advice or is deemed misleading.

We publish news, analysis, market commentary, and educational content about Bitcoin and the digital asset industry. While we do not intend for this content to constitute investment advice, readers or viewers may rely on our content when making investment decisions. If our content contains errors, omissions, or statements that are later deemed to be misleading or inaccurate, we could face claims from individuals who allege they suffered financial losses as a result of relying on our content. Additionally, regulatory authorities may take the position that certain types of content—such as price predictions, investment theses, or recommendations—constitute investment advice that requires registration or compliance with securities laws. The proliferation of misinformation in the digital asset space has drawn increased regulatory attention, and we may face scrutiny regarding the accuracy and completeness of our content. We cannot guarantee that all content published on our platforms will be accurate, complete, or free from error, particularly with respect to fast-moving market developments or complex technical subjects. Any claims, enforcement actions, or reputational damage arising from our content could have a material adverse effect on our business, financial condition, and results of operations.

If we offer subscription-based content or membership programs, we may experience subscriber churn that adversely affects our recurring revenues and growth.

To the extent our media business includes subscription-based content offerings, membership programs, or other recurring revenue models, our financial performance will depend on our ability to attract new subscribers and retain existing ones. Subscriber churn—the rate at which subscribers cancel or fail to renew—is influenced by many factors, including the quality and relevance of our content, competitive offerings, general economic conditions, and changes in consumer preferences. During periods of declining Bitcoin prices or reduced interest in digital assets, subscribers may be more likely to cancel discretionary media subscriptions. We may also face increased competition from free or lower-cost alternatives, including social media, podcasts, newsletters, and other content providers. High subscriber churn could result in declining revenues, reduced customer lifetime value, and increased customer acquisition costs as we seek to replace lost subscribers. If we are unable to maintain acceptable subscriber retention rates, it could have a material adverse effect on our recurring revenues, financial condition, and growth prospects.

Our media content may be restricted or prohibited in certain jurisdictions, limiting our global audience and exposing us to legal and compliance risks.

We produce and distribute media content about Bitcoin and the digital asset industry to a global audience. However, certain jurisdictions have enacted laws or regulations that restrict, prohibit, or heavily regulate content related to cryptocurrencies, digital assets, or financial topics. For example, China has banned cryptocurrency-related activities, and other countries have imposed restrictions on cryptocurrency advertising or promotion. Our content may be blocked, restricted, or subject to legal action in jurisdictions with restrictive policies. Additionally, we may be required to comply with local content regulations, data protection laws, and other requirements in jurisdictions where our content is accessible, which may be difficult or impractical given the global nature of internet distribution. We may face legal liability, fines, or other penalties if our content is deemed to violate local laws, even if such content is lawful in the United States. These restrictions could limit our ability to grow our global audience, reduce our international advertising revenues, and expose us to legal and compliance risks. Changes in laws or enforcement practices in key markets could have a material adverse effect on our international operations and growth prospects.

Our reputation could be harmed by our association with controversial individuals, sponsors, or topics within the Bitcoin community.

The Bitcoin and digital asset community includes a diverse range of individuals, organizations, and viewpoints, some of which are controversial or polarizing. Our media business involves interviewing, featuring, or hosting speakers and guests at events who may hold or express views that are controversial, offensive, or inconsistent with mainstream values. We may also accept sponsorships or advertising from companies or individuals who later become involved in controversy, fraud, regulatory enforcement, or other reputational issues. If we are perceived as providing a platform for, or being associated with, controversial figures, fraudulent projects, or objectionable viewpoints, it could result in advertiser pullback, audience alienation, negative media coverage, and damage to our brand reputation. The decentralized and often anonymous nature of the Bitcoin community makes it difficult to fully vet all participants, sponsors, and guests. Social media amplification can rapidly escalate reputational issues, and we may have limited ability to control the narrative or respond effectively to criticism. Any significant reputational harm arising from our associations within the Bitcoin community could have a material adverse effect on our business, advertiser relationships, and audience engagement.

Risks Related to Our Asset Management Operations

Revenue from our investment advisory operations is substantially dependent on the market price of Bitcoin and the amount of AUM, which generally consists of Bitcoin and Bitcoin-related investments in securities, all of which are subject to extreme volatility.

The investment advisory fees earned by our subsidiary are typically calculated as a percentage of AUM. Bitcoin has historically experienced significant price volatility, including frequent drawdowns exceeding 30% to 50% within short periods. If the market price of Bitcoin declines, our AUM and the resulting management fees will likely decrease as well. Furthermore, extreme volatility may discourage new client inflows or trigger significant redemptions, materially and adversely affecting the amount of investment advisory fee revenue and, as a result, our results of operations and financial condition.

Our fiduciary duties may conflict with our obligations as a public company, particularly regarding proprietary Bitcoin products.

As a fiduciary, our advisor subsidiary must act in the best interests of its clients. However, as a public company, we are also focused on maximizing stockholder value. Conflicts may arise if our advisor recommends Bitcoin-related products in which we have a financial interest or if we hold Bitcoin on our own corporate balance sheet. Any perception that our advisory recommendations are influenced by our corporate Bitcoin holdings could lead to “self-dealing” allegations and regulatory scrutiny.

Our revenue is heavily dependent on management fees based on AUM, and a decline in AUM would directly reduce our profitability.

A substantial majority of our investment advisor’s revenue is derived from management fees, which are typically calculated as a percentage of the market value of AUM. These fees are subject to fluctuations based on:

●	Market Volatility: Declines in equity, fixed income, or digital asset markets directly reduce the value of our AUM.

●	Client Redemptions: Investors may withdraw capital due to poor relative performance, changes in their own liquidity needs, or general economic downturns. Because our operating expenses—such as compensation, technology, and regulatory compliance—are relatively fixed in the short term, a rapid decline in AUM could lead to a disproportionate decrease in our net income and cash flows.

Performance fees (or “carried interest”) are highly volatile and may not be earned in any given period, leading to unpredictable quarterly results.

We may earn performance fees when the investment returns in certain client accounts exceed specified “hurdle rates” or “high-water marks.” These fees are significantly more volatile than standard management fees. In certain structures, we may be required to return previously distributed performance fees (a “clawback”) if the fund’s performance subsequently declines. A significant portion of our annual performance fees may be generated by a small number of funds or accounts. The unpredictable timing and amount of these fees can cause our Common Stock price to be volatile, as investors may find it difficult to forecast our long-term earnings based on historical performance-fee realizations.

Downward pressure on investment advisory fee rates across the industry could reduce our profit margins.

The investment management industry is experiencing intense competition from low-cost passive products, such as index funds and ETFs. This environment has led to a general trend of fee compression where advisors must lower their fee schedules to attract or retain AUM. If we are forced to reduce our fee rates to remain competitive, and we are unable to offset these reductions by increasing our total AUM or reducing our operating costs, our profit margins and overall financial results will be materially and adversely affected.

The calculation of our fees involves significant estimates and valuations; any errors could result in overpayments, regulatory penalties, and reputational harm.

In some cases, our fees are based on the valuation of assets that do not have readily available market prices. We rely on internal valuation models and third-party pricing services to determine the values of such assets. If our valuations are later found to be overstated:

●	We may be required to refund overcharged fees to clients;

●	We could face SEC enforcement actions for inaccurate financial reporting or breach of fiduciary duty; or

●	Such errors could trigger a “material weakness” in our internal controls over financial reporting, damaging investor confidence in our public disclosures.

Our investment advisory subsidiary is subject to extensive regulation under federal and state securities laws, and failure to comply with these regulations could result in enforcement actions, fines, or loss of our ability to operate.

UTXO Management GP, LLC and its subsidiary UTXO Ventures, LLC operate as investment advisers and are subject to extensive regulation under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and applicable state securities laws. While each of UTXO Management GP, LLC and UTXO Ventures, LLC are not required to be a registered investment adviser at this time, it may be required to register in the future. If required to be a registered investment advisor, our advisory subsidiaries would be required to comply with extensive additional requirements regarding fiduciary duties, custody of client assets, recordkeeping, reporting, advertising, and disclosure. The SEC and state securities regulators have broad authority to conduct examinations, bring enforcement actions, and impose sanctions for violations of applicable laws and regulations. Any failure to comply with these regulatory requirements could result in SEC or state enforcement actions, civil or criminal penalties, censure, suspension or revocation of registration, disgorgement of fees, and reputational damage. Additionally, regulatory requirements are subject to change, and new rules or interpretations could impose additional compliance burdens and costs on our advisory business. If our advisory subsidiaries were to lose their registration, if required, or ability to operate as an investment adviser, it would have a material adverse effect on our business, financial condition, and results of operations.

Poor investment performance could result in client redemptions, difficulty attracting new clients, and reputational damage that adversely affects our advisory business.

Our ability to retain existing advisory clients and attract new clients depends significantly on our investment performance. Clients evaluate our performance relative to market benchmarks, peer advisers, and their own investment objectives. If our investment strategies underperform relevant benchmarks or competitors over sustained periods, clients may redeem their assets, decline to make additional investments, or terminate their advisory relationships with us. Poor investment performance, whether absolute or relative, could also make it more difficult to attract new clients and may result in negative publicity and reputational damage. The factors that affect investment performance are numerous and complex, including market conditions, asset allocation decisions, security selection, timing of investments, and macroeconomic factors, many of which are beyond our control. Additionally, past performance is not indicative of future results, and investment strategies that have performed well historically may not continue to do so. Any sustained period of poor investment performance could result in significant declines in our AUM, management fee revenues, and performance fee revenues, and could have a material adverse effect on our business, financial condition, and results of operations.

Our investment advisory business depends on key investment personnel, and the loss of these individuals could result in client redemptions and harm to our investment performance.

The success of our investment advisory business depends on the skills, experience, and reputation of our key investment personnel, including portfolio managers, analysts, and other investment professionals. These individuals are responsible for developing and executing our investment strategies, maintaining client relationships, and generating investment returns. The departure of one or more key investment personnel could disrupt our investment operations, result in the loss of institutional knowledge, and trigger client redemptions if clients followed our personnel because of their individual track records or relationships. Competition for qualified investment professionals is intense, and we may not be able to retain our key personnel or attract suitable replacements on favorable terms or at all. Employment agreements, non-compete provisions, and other retention mechanisms may not be enforceable or effective in preventing departures. Any significant loss of key investment personnel could adversely affect our investment performance, client retention, ability to attract new clients, and overall reputation, which could have a material adverse effect on our advisory business and results of operations.

Our investment advisory revenues may be concentrated among a small number of clients, and the loss of one or more significant clients could materially reduce our revenues.

A significant portion of our investment advisory subsidiaries’ AUM and revenues may be attributable to a limited number of large institutional or high-net-worth clients. Dependence on a concentrated client base exposes us to heightened risks if one or more of these significant clients reduces their investment, redeems their assets, or terminates their advisory relationship with us. Clients may withdraw assets for various reasons, including dissatisfaction with investment performance, changes in their own investment objectives or liquidity needs, personnel changes at the client organization, competitive offerings from other advisers, or general market conditions. We generally do not have long-term contractual commitments from our clients, and many advisory agreements may be terminated by the client on relatively short notice. The loss of one or more significant clients, without replacement by new clients of similar size, could result in a substantial decline in our AUM and revenues, and could have a material adverse effect on our business, financial condition, and results of operations.

Errors in trade execution, settlement, or recordkeeping could result in client losses, regulatory penalties, and reputational harm.

Our investment advisory operations involve complex trading, settlement, and recordkeeping processes that are subject to operational risks. Errors in trade execution, such as incorrect order entry, failure to execute trades in a timely manner, or execution at unfavorable prices, could result in financial losses for clients and potential liability for our advisory subsidiary. Settlement failures, reconciliation errors, and inaccurate recordkeeping could lead to regulatory violations, client disputes, and financial losses. We rely on various systems, technologies, and third-party service providers to support our trading and operational functions, and any failures, disruptions, or errors in these systems could impair our ability to execute trades accurately and efficiently. Additionally, the trading of digital assets involves unique operational risks, including risks related to blockchain network congestion, transaction confirmation times, and the irreversibility of blockchain transactions. Any significant operational failures could result in client losses, regulatory scrutiny, litigation, and reputational damage, which could have a material adverse effect on our advisory business.

Failure to satisfy our best execution obligations could result in regulatory scrutiny, client claims, and breaches of our fiduciary duties.

As a fiduciary, our investment advisory subsidiary has an obligation to seek best execution when effecting transactions for client accounts. Best execution requires us to execute client transactions in a manner that maximizes value for the client under the circumstances, taking into account factors such as price, cost, speed, likelihood of execution, and other relevant considerations. The determination of best execution is complex and involves the exercise of judgment. The SEC and other regulators actively examine advisers’ best execution practices and have brought enforcement actions against advisers for best execution failures. If we fail to satisfy our best execution obligations, we could face regulatory enforcement actions, civil penalties, client claims for damages, and reputational harm. Additionally, the markets for digital assets may have limited liquidity, fewer execution venues, and wider bid-ask spreads compared to traditional securities markets, which may make it more difficult to achieve best execution for digital asset transactions. Any findings that we failed to achieve best execution could result in regulatory sanctions, client losses, and damage to our reputation, which could have a material adverse effect on our advisory business.

We face risks related to the custody and safekeeping of client assets, particularly digital assets, including potential loss, theft, or inaccessibility of such assets.

Our investment advisory subsidiaries may have custody of, or be deemed to have custody of, client assets, including digital assets such as Bitcoin. The custody of client assets subjects us to specific regulatory requirements under the Advisers Act and related SEC rules, including requirements for qualified custodians, safekeeping procedures, and periodic audits or examinations. Digital assets present unique custody challenges because they are controlled by cryptographic private keys, and the loss, theft, or destruction of these keys could result in the permanent loss of the associated digital assets. We rely on third-party custodians to hold client digital assets, and the failure, insolvency, or misconduct of these custodians could result in client losses and liability for our advisory subsidiary. The regulatory framework for digital asset custody is evolving, and changes in custody rules or requirements could impose additional compliance burdens or restrict our ability to custody certain assets. Additionally, client assets held in custody may not be protected by SIPC or FDIC insurance, and clients may have limited recourse in the event of custodian failure. Any loss, theft, or inaccessibility of client assets in our custody could result in significant client losses, regulatory enforcement actions, litigation, and reputational damage, which could have a material adverse effect on our advisory business.

Our marketing and advertising activities are subject to SEC rules, and failure to comply with the Marketing Rule and related requirements could result in enforcement actions and reputational harm.

The SEC’s Marketing Rule (Rule 206(4)-1 under the Advisers Act) imposes comprehensive requirements on registered investment adviser advertising and marketing activities, including requirements related to performance advertising, testimonials, endorsements, and third-party ratings. The Marketing Rule prohibits certain practices, such as making untrue statements of material fact, making material claims that cannot be substantiated, and presenting performance in a manner that is not fair and balanced. Compliance with the Marketing Rule requires robust policies and procedures, substantiation of claims, required disclosures, and ongoing monitoring of marketing materials. Violations of the Marketing Rule can result in SEC enforcement actions, civil penalties, and reputational damage. Additionally, the use of testimonials and endorsements, including from satisfied clients or third-party influencers, is subject to specific disclosure and oversight requirements. If we fail to comply with any applicable provision of the Marketing Rule or make misleading claims in our marketing materials, we could face regulatory sanctions, client claims, and damage to our reputation, which could adversely affect our ability to attract and retain clients.

Failure to maintain adequate anti-money laundering and know-your-customer programs could result in regulatory penalties and reputational damage.

Our investment advisory subsidiaries are subject to anti-money laundering (“AML”) laws and regulations, including the Bank Secrecy Act and its implementing regulations, and may be subject to additional AML requirements applicable to investment advisers if proposed regulations are adopted. We are also subject to economic sanctions programs administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). These requirements obligate us to implement and maintain AML and know-your-customer (“KYC”) programs, conduct customer due diligence, monitor transactions for suspicious activity, and file reports with regulatory authorities. The digital asset industry has been subject to heightened AML scrutiny due to concerns about the use of digital assets for money laundering, terrorist financing, sanctions evasion, and other illicit purposes. Failure to maintain adequate AML and KYC programs, or to detect and report suspicious activity, could result in significant regulatory penalties, criminal liability, and reputational damage. Additionally, if we inadvertently facilitate transactions involving sanctioned persons or jurisdictions, we could face OFAC enforcement actions and penalties. Any AML or sanctions compliance failures could have a material adverse effect on our advisory business, financial condition, and reputation.

Cybersecurity incidents or Security Incidents affecting our investment advisory operations could result in the loss, unavailability, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to client assets or confidential information, and we could experience material adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation (including class actions and mass arbitration), fines and penalties, disruptions of our business operations, loss of revenue or profits, and reputational harm.

Our investment advisory operations depend on our and our third-party service providers’ information technology systems to manage client accounts, execute trades, maintain records, and communicate with clients and counterparties. These systems contain sensitive client information, including personal financial data, investment holdings, and transaction histories. Cybersecurity incidents, including hacking, phishing, ransomware, and other attacks, could compromise the confidentiality, integrity, or availability of our systems and data. A successful cybersecurity incident or other Security Incident could result in unauthorized access to client accounts, theft of client assets (including digital assets), disclosure of confidential client information, and disruption of our advisory operations. The SEC has issued guidance emphasizing investment advisers’ obligations to adopt cybersecurity policies and procedures, and has brought enforcement actions against advisers for cybersecurity failures. Additionally, we may be subject to state data breach notification laws and other data protection requirements. Any significant cybersecurity or other Security Incident could result in client losses, regulatory enforcement actions, litigation, notification costs, remediation expenses, and severe reputational damage, which could have a material adverse effect on our advisory business and client relationships.

We face intense competition from traditional investment advisers and new digital asset-focused competitors, which could reduce our market share and compress our fees.

The investment advisory industry is highly competitive, and we compete with a wide range of firms for clients and investment opportunities. Our competitors include large, well-established investment advisers with significantly greater financial resources, broader product offerings, longer track records, and more extensive client relationships than we have. We also compete with banks, broker-dealers, family offices, and other financial institutions that offer investment advisory or wealth management services. In the digital asset space, we face competition from specialized digital asset investment managers, crypto-native funds, and technology platforms that offer automated or algorithm-based investment services. Many of our competitors may be able to offer lower fees, superior investment performance, broader investment capabilities, or more comprehensive services than we can. Increased competition may result in fee compression, loss of clients to competitors, and difficulty attracting new clients. Additionally, low-cost passive investment products, such as index funds and ETFs (including Bitcoin ETFs), provide investors with alternative means of gaining investment exposure that may reduce demand for active advisory services. If we are unable to compete effectively, our market share, revenues, and profitability could be materially and adversely affected.

We may use our own capital to seed new investment funds or strategies, which exposes us to investment losses and potential conflicts of interest.

From time to time, we may commit our own capital to seed new investment funds, strategies, or products offered by our advisory subsidiaries. Seed capital investments are intended to establish a track record, attract third-party investors, and demonstrate alignment of interests between our advisory subsidiary and its clients. However, seed capital investments expose us to the risk of investment losses if the seeded fund or strategy underperforms. These investments may also be illiquid, as we may be required to maintain our seed investment for a specified period or until the fund reaches a certain size. Additionally, seed capital arrangements may create actual or perceived conflicts of interest, as our advisory subsidiary may have incentives to favor the performance of seeded funds in which we have a proprietary interest. If our seed capital investments result in significant losses, or if conflicts of interest arising from seed capital arrangements harm our reputation or client relationships, it could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to the risk of litigation and regulatory examinations, which could result in significant costs, management distraction, and reputational harm.

Our investment advisory business is subject to the risk of litigation from clients, former clients, counterparties, and other parties, as well as regulatory examinations and enforcement actions by the SEC, state securities regulators, and other governmental authorities. Litigation and regulatory matters may arise from a variety of claims, including breach of fiduciary duty, negligence, fraud, misrepresentation, breach of contract, violations of securities laws, and other matters. Even if claims are without merit, defending against litigation and regulatory inquiries can be expensive, time-consuming, and distracting to management. Adverse outcomes in litigation or regulatory proceedings could result in significant monetary damages, disgorgement of fees, civil or criminal penalties, injunctive relief, and reputational harm. The SEC conducts periodic examinations of registered investment advisers, and examination findings or deficiency letters could result in required changes to our business practices, compliance enhancements, or enforcement referrals. Additionally, regulatory enforcement trends in the digital asset space have been active and evolving, and we may face heightened scrutiny due to our focus on Bitcoin-related investments. Any significant litigation or regulatory matters could have a material adverse effect on our business, financial condition, and reputation.

Our insurance may not be adequate to cover all claims, and insurance coverage may become more expensive or unavailable.

We maintain insurance to cover claims arising from our investment advisory activities. However, our insurance coverage is subject to deductibles, coverage limits, and exclusions, and may not be adequate to cover all claims or losses that we may incur. Certain types of claims, such as those arising from fraud, willful misconduct, or regulatory penalties, may be excluded from coverage. Additionally, insurance coverage for digital asset-related advisory activities may be limited, more expensive, or subject to additional exclusions compared to coverage for traditional advisory services. The cost of insurance has increased in recent years, and we may face further premium increases, higher deductibles, or reduced coverage in the future. If we are unable to obtain adequate insurance coverage on commercially reasonable terms, or if our insurance is insufficient to cover a significant claim, we could be required to pay substantial amounts out of our own resources, which could have a material adverse effect on our financial condition and results of operations.

The regulatory framework for digital asset investment advice is evolving and uncertain, and changes in laws or regulations could materially affect our advisory business.

The regulatory framework governing investment advice related to digital assets, including Bitcoin, is evolving and subject to significant uncertainty. The SEC, CFTC, state securities regulators, and other governmental authorities continue to develop and refine their approaches to regulating digital asset investment activities. Regulatory developments could include new registration requirements, enhanced disclosure obligations, restrictions on the types of digital assets that may be included in advisory portfolios, custody requirements specific to digital assets, and other compliance obligations. The classification of certain digital assets as securities, commodities, or other regulated instruments remains unclear and subject to ongoing regulatory interpretation and litigation. Changes in laws, regulations, or regulatory interpretations could impose significant compliance burdens on our advisory business, restrict our ability to offer certain services or products, or require us to modify our business model. Additionally, regulatory enforcement actions against other participants in the digital asset industry could create adverse precedents or result in regulations that affect our operations. Any significant adverse regulatory developments could have a material adverse effect on our advisory business, financial condition, and ability to serve our clients.

Risks Related to Our Healthcare Operations

The collectability of patient accounts receivables have harmed and could further deteriorate and further harm the results of our healthcare operations.

Private insurers, managed care organizations and, to a lesser extent, Medicaid and Medicare, are beginning to carve-out specific services, including mental health and substance abuse services, in favor of using smaller, specialized networks of providers for such services at fixed reimbursement rates. Continued growth in the use of carve-out arrangements could have a material adverse impact on our business to the extent we are not chosen to participate in such networks or if the reimbursement rate in such networks is insufficient to cover the cost of providing services to our patients. Further, collection of receivables from third-party payors and patients is critical to our operating performance. If a payor were to lose applicable licenses, go bankrupt, become insolvent, file for bankruptcy or become excluded, suspended or debarred by state or federal government authorities, our contract with such payor could be terminated. The loss, termination or renegotiation of any contract could negatively impact our results. Other changes that impact our ability to collect payment from patients or receive reimbursement from third-party payors, such as changes to reimbursement amounts or coverage requirements for the services we provide could have a negative impact on our operations.

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

Our operations, although compliant with Utah state law, are still subject to U.S. federal law which currently still classifies cannabis as a Schedule I controlled substance. There is always a risk of federal enforcement action, and non-compliance could lead to significant legal penalties, including but not limited to fines, imprisonment, seizure of assets, and prohibition of business operations. Although we stopped selling CBD products, to the extent we sell CBD products in the future, such products could be subject to enforcement actions by the FDA. For example, CBD products could be subject to FDA enforcement if they are viewed as unapproved or misbranded drugs under the FD&C Act or if they are perceived as impersonating the brands of products targeted toward children in a manner likely to confuse consumers.

Our business operations in the medical cannabis industry expose us to specific risks. The conflict between federal and state laws regarding cannabis creates a complex legal environment, where compliance with state law does not exempt us from federal prosecution. Federal enforcement could disrupt our operations and expose us to substantial legal risk.

Similarly, the ongoing evolution of hemp regulations and their enforcement adds a layer of uncertainty to our business. The FDA has yet to establish a clear regulatory pathway for the commercialization of CBD products and has previously concluded that existing frameworks for human and animal food and dietary supplements are not appropriate for CBD products. Changes in how the FDA regulates the approval, sale and marketing of hemp and CBD products can create new risks with respect to any future sale of such products, as could any parallel changes in Utah’s state-level hemp laws or regulations.

Our failure to comply with federal and state laws and regulations regarding the handling, dispensing, prescribing and administration of controlled substances could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base, customer base and revenue.

Our clinics and clinicians that handle and dispense controlled substances must comply with strict federal and state regulations regarding the purchase, storage, distribution and disposal of such controlled substances. The potential for theft or diversion of such controlled substances for illegal use has led the federal government and numerous states and localities to adopt stringent regulations not applicable to many other types of health care providers. Compliance with these regulations is costly and these costs may increase in the future. Failure to comply with these laws and regulations could lead to adverse action against our clinicians or business, including enforcement actions by federal or state governmental agencies, which could harm our business model and/or clinicians’ relationships and have a negative impact on our business.

We may become subject to federal and state healthcare fraud and abuse laws, including the Anti-Kickback Statute, Stark Law, False Claims Act, and Civil Monetary Penalties Law, the No Surprises Act, and could face substantial penalties for non-compliance.

Our healthcare operations may be subject to extensive federal and state healthcare fraud and abuse laws and billing transparency, including the Anti-Kickback Statute (which prohibits remuneration for patient referrals), the Stark Law (which prohibits physician self-referrals for designated health services), the False Claims Act (which prohibits submitting false claims for government healthcare program reimbursement), and the Civil Monetary Penalties Law (which prohibits offering inducements to Medicare or Medicaid beneficiaries). We are also subject to the No Surprises Act, which created protections against surprise billing and excessive cost sharing for healthcare consumers and requires compliance with provider directory accuracy requirements. Violations of these laws can result in exclusion from government healthcare programs, civil and criminal penalties, treble damages, disruptions in our ability to receive timely payment, limitations on amounts we can charge for services, and reputational harm. We are also subject to analogous state laws, and additional state or federal legislation could further restrict our operations or provide payors with opportunities to renegotiate reimbursement rates. If these laws are interpreted in a manner contrary to our interpretation, or if new legislation is enacted, we may be required to restructure our operations, which could have a material adverse effect on our business, financial condition, and results of operations.

Changes within the alternative medicine industry or the healthcare industry, including health care reform legislation, the political landscape or health care spending, may adversely affect our financial performance.

Pain clinics operate in a highly regulated industry. Changes in federal, state, or local laws and regulations can significantly affect our operations and profitability. In particular, changes in healthcare laws, policies, and regulations, including those related to insurance and Medicare/Medicaid reimbursements, may impact our revenue. Our financial health is linked to coverage of Medicare/Medicaid and private insurers to cover outpatient management services, including pain management services. We are unable to predict the effect of recent and future policy changes on our operations. Federal reimbursement rates are generally adjusted annually for inflation, but such adjustments may not reflect actual increases of the cost of providing health care services that we furnish to patients. In addition, the uncertainty and financial pressures placed upon federal and state governments due to, among other things, a decline in general economic conditions and funding requirements from federal healthcare legislation, could affect the availability of taxpayer funds for Medicare and Medicaid programs. Changes in government healthcare programs or future government shutdowns may reduce or delay the reimbursement we receive from such programs or private payors and could adversely impact our business and operations. Reimbursement rates, or a decision by a significant number of insurers to terminate their agreements with us could adversely affect our business.

In addition, the Trump administration or U.S. Congress may propose new health care policy goals and objectives or reverse existing health care policy goals, through statute, regulation and executive order. For example, the premium subsidies under the PPACA recently expired at the end of 2025, which will cause premium increases for many PPACA enrollees in 2026 and could result in an increase in the number of uninsured. Moreover, the control of the U.S. House of Representatives and Senate by a single party, may enable broad policy changes in the health care industry, potentially affecting our business in an adverse fashion on a going forward basis. Uncertainty regarding future amendments to the PPACA as well as new legislative proposals to reform health care and government insurance programs, could result in reduced demand and prices for our services. We expect that additional state and federal health care reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payors will pay for health care products and services that we offer, which could adversely affect our business, financial condition and results of operations.

Further, the ongoing opioid crisis has led to an increased scrutiny of pain management clinics, including ours. Any perceived mismanagement of opioid prescriptions could lead to severe legal and reputational ramifications.

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

Medical malpractice lawsuits and other medical liability claims can be costly and damaging to our practice and reputation.

The risk of malpractice suits or medical liability claims is significant in the medical profession and industry in which we operate. A rise in malpractice suits or medical liability claims, or changes in laws related to malpractice or medical liability, can increase our insurance costs and potentially lead to significant financial payouts. Further, any malpractice or medical liability claims that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and clinicians from operations, which could have a material adverse effect on our business, financial condition and operations. In addition, any such claims may adversely affect our business or reputation.

An incident involving one or more of our patients or the failure by one or more of our clinicians to provide appropriate care could result in increased regulatory burdens, government investigations, litigation, negative publicity and adversely affect our operations and relationships with patients and third-party payors.

Many of the patients we treat may suffer from severe mental health and chemical dependency disorders. If one or more of our clinics experiences an adverse patient incident in the future or is found to have failed to provide appropriate patient care, an admissions hold, adverse regulatory or other adverse action could be taken against us. Any such patient incident or adverse regulatory action could result in governmental investigations, judgments or fines and have a materially negative impact on our operations and business. Moreover, we could become the subject of negative publicity or media attention that could have a significant, adverse effect on the trading price of our Common Stock or adversely impact our reputation and how our patients and payors view us.

Risks Related to Cybersecurity, Information Technology, and Intellectual Property

Security Incidents or loss of private keys could result in partial or total loss of our Bitcoin or loss, unavailability, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business, and reputational harm to us.

Substantially all of our Bitcoin is held in custody accounts at institutional-grade digital asset custodians. Bitcoin and blockchain-based cryptocurrencies have been, and may continue to be, subject to Security Incidents and other malicious activities. While we have implemented security measures designed to protect against actual or reasonably suspected unauthorized access to, or use, acquisition, exfiltration, disclosure, alteration, loss, destruction, encryption, or other compromise of personal data, confidential information, or the confidentiality, integrity, or availability of our information technology systems, whether by external actors, insiders, or accidental events (collectively, “Security Incident(s)”), there can be no assurance that these measures will be effective in all circumstances. A successful Security Incident could result in: partial or total loss of our Bitcoin that may not be covered by insurance or custodial liability provisions; harm to our reputation and brand; improper disclosure of our and our customers’ data and violations of applicable data privacy laws; and significant regulatory scrutiny, investigations, fines, penalties, and other legal and financial exposure.

Security Incidents, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our and our customers’ data and information technology systems, and those of the third parties with whom we work. Security Incidents are increasing in frequency, persistence, and sophistication, conducted by criminal hackers, hacktivists, state-sponsored actors, and insiders using techniques such as hacking, social engineering, phishing, ransomware, and advanced persistent threats. These incidents may target our systems, our third-party service providers, or partners and can affect our ability to operate effectively and the integrity and continued availability of our information systems, data, and services. We may experience Security Incidents due to human error, malfeasance, insider threats, or system vulnerabilities. The risk of Security Incidents has been heightened by remote and hybrid working arrangements, as more of our employees utilize network connections, computers, and devices outside our premises or network, including while working at home, while in transit, or in public locations. Any breach of our operations or those of others in the Bitcoin industry could materially and adversely affect our business.

We and the third parties with whom we work are subject to a variety of evolving Security Incident threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by artificial intelligence (“AI”), including through increased speed, scale, or sophistication, telecommunications failures, earthquakes, fire, flood, power loss, system failures, computer viruses, software errors, physical or electronic break-ins or malicious hacks or attacks on our systems (such as denial of service attacks), and other similar threats. Additionally, our confidential and sensitive data of the Company and our clients may be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of AI technology.

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a Security Incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a Security Incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. Such disruptions may impair our ability to maintain business continuity or deliver services in a timely manner.

We are subject to HIPAA and other federal, state, and foreign data privacy and security laws, and failure to comply could result in significant liability and reputational harm.

We collect substantial amounts of personal health information subject to HIPAA and numerous other federal, state, and foreign data privacy and security laws. HIPAA establishes national privacy and security standards for the protection of protected health information (PHI) by covered entities and business associates. As a business associate under HIPAA, we are required to develop and maintain policies and procedures with respect to PHI, including administrative, physical, and technical safeguards. Violations of HIPAA may result in significant civil and criminal penalties, and state attorneys general may file suit on behalf of their residents. We are also subject to breach notification requirements under HIPAA, which require notification to affected individuals, HHS, and potentially the media depending on the scope of the breach.

There is also a risk that the third-party vendors that provide our data sets may fail to properly de-identify PHI under HIPAA or applicable state laws, some of which impose different standards for de-identification than those imposed by HIPAA. There is also a risk that clients and third-party vendors who are subject to HIPAA and interface with us may misunderstand the limits of our ability to conform to HIPAA, given our posture that we remain outside of the HIPAA regulation by virtue of de-identifying our data, and may inadvertently expose us to PHI that we need to then make efforts to excise from our systems. We are also required to ensure that such information remains de-identified, and our failure to do so could result in non-compliance with privacy laws and contractual obligations.

In addition to HIPAA, we are subject to the Federal Substance Abuse Confidentiality Regulations (42 C.F.R. Part 2), which impose confidentiality requirements on substance use disorder treatment records. Numerous other federal, state, and foreign laws protect the privacy, security, and integrity of health-related and personal information, many of which are more restrictive than HIPAA. These laws are subject to evolving interpretations and new regulations, and failure to comply could result in significant liabilities, government enforcement actions, and reputational harm. State attorneys general and the FTC actively enforce privacy requirements, and healthcare providers are also subject to information blocking prohibitions under the 21st Century Cures Act, with penalties up to $1,000,000 per violation.

If our information technology systems, those of third parties with whom we work or our data are compromised or otherwise rendered unavailable, we could experience material adverse consequences resulting from such compromise.

The proper functioning of our information technology infrastructure is critical to the efficient operation of our business. Our IT systems are vulnerable to Security Incidents, viruses, malware, ransomware, physical and electronic break-ins, and similar disruptions. We also outsource certain IT infrastructure to third parties, including cloud-based services, encryption and authentication technology, employee email, content delivery to clients, and other functions, which introduces additional cybersecurity risks. In some cases, our operations may depend on the continued availability and performance of these third-party services. We may not have the financial resources to update and maintain our IT infrastructure, and any failure could adversely impact operations. In addition, our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. Unauthorized acquisition, access, use or disclosure involving unsecured PHI could result in significant notification and remediation costs, as well as HIPAA violations and significant fines. Failure of IT systems could delay billing, disrupt operations, compromise confidential information, and result in financial losses, litigation, regulatory enforcement, and reputational harm.

We depend on third parties for critical aspects of our operations, including cloud hosting, software, data processing, and content delivery. If these third parties fail to meet contractual or legal requirements; experience a Security Incident; or otherwise act in a manner inconsistent with our expectations, we may face additional exposure and costs. Our ability to monitor and influence third-party practices is limited, and available contractual indemnities or insurance may be insufficient to cover our losses. In some cases, we may have limited ability to quickly replace key technology providers or transition to alternative solutions without significant cost, delay, or operational disruption. Our systems may also incorporate open-source or other third-party software, which may present security vulnerabilities, licensing obligations, or other compliance risks that could expose us to liability or operational disruption.

While we have implemented security measures designed to protect against Security Incidents, there can be no assurance that these measures will be effective in all circumstances. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We have not, and may not in the future, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we have experienced, and may in the future experience, delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.

We are subject to stringent and evolving U.S. and foreign data privacy and security laws, and failure to comply could result in regulatory investigations or actions; litigation (including class actions and mass arbitrations); fines and penalties; operational disruptions; reputational harm; loss of revenue or profits; and other significant adverse consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, and otherwise handle personal data and other sensitive information, including PHI in connection with aspects of our healthcare operations. Our privacy and data security obligations include numerous federal, state, and foreign data privacy and security laws, including data breach notification laws, consumer protection laws, and comprehensive state privacy laws. These laws impose obligations including specific privacy notice disclosures, data subject rights (such as access, correction, and deletion rights), opt-out mechanisms for targeted advertising and profiling, and requirements for data privacy impact assessments. Complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process sensitive data on our behalf.

The regulatory landscape is constantly evolving and may be interpreted or applied in ways that harm our business. New or emerging regulatory frameworks addressing technologies such as AI, biometric data, or advanced analytics may further increase compliance complexity or restrict certain business practices. In addition, these laws, regulations, and other obligations may also be interpreted and applied inconsistently from jurisdiction to jurisdiction. Evolving enforcement priorities increase our risk profile. Federal and state regulators, including the FTC and state attorneys general, have pursued enforcement actions related to privacy disclosures, tracking technologies, sensitive data uses, security practices, breach response, and health-related data handled outside traditional HIPAA contexts. Adverse enforcement or private litigation outcomes could be material.

Certain of our websites and digital properties use advertising and analytics technologies (for example, cookies, pixels, tags, software development kits, and similar tools) that enable interest-based advertising and measurement. The deployment of these technologies has been the subject of increasing private litigation, including putative class actions and mass arbitrations alleging unauthorized disclosures or interception of communications, as well as claims under common-law privacy, wiretap, video privacy, and private nuisance theories. If our use of such technologies, or that of our service providers or partners, is found to be inconsistent with applicable laws, consents, or public statements, we could face injunctive relief, statutory damages, significant defense costs, and requirements to modify or discontinue certain practices.

Despite the security measures we implement, we have experienced, and expect to continue to experience, attempts to compromise our systems and those of our third parties. A Security Incident could result in unauthorized access to or loss of personal data, PHI, confidential information, or digital assets; service interruptions; theft or fraud; and other harm. We could incur substantial investigation, notification, remediation, and litigation costs; face regulatory inquiries and enforcement; suffer reputational damage; and experience revenue or client losses. The occurrence, frequency, and impact of these incidents are difficult to predict, and our insurance coverage may be inadequate to compensate for all losses.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties upon which we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines (including regulatory fines and sanctions), penalties, audits, inspections, and similar); litigation (including class-action claims and mass arbitration demands); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition.

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

We may be unable to adequately protect our intellectual property rights, and we may be subject to claims that we have infringed the intellectual property rights of others.

Our business depends on our ability to create, protect, and monetize intellectual property, including trademarks, copyrights, trade secrets, and proprietary content. We rely on a combination of intellectual property laws, contractual provisions, and technical measures to protect our rights, but these measures may not be sufficient to prevent unauthorized use, copying, or distribution of our content. Digital piracy and unauthorized redistribution of our premium content, conference recordings, and other materials could diminish their value and reduce our revenues. Additionally, we may be subject to claims that our content, branding, or operations infringe the intellectual property rights of third parties. Our live events and media productions may incorporate music, video, images, or other content that requires licenses from third parties, and we may face claims if we fail to obtain or maintain appropriate licenses. The costs of defending against intellectual property claims, even if ultimately unsuccessful, can be substantial and divert management attention. Adverse judgments could result in significant damages, require us to cease using certain content or branding, or require us to enter into costly licensing arrangements. Any of these outcomes could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Management Team

Certain members of our senior management team have limited public company experience, and we are highly dependent on certain key executives whose loss could adversely affect our business.

Certain members of our management team have limited experience managing and operating a U.S. publicly traded company and complying with the increasingly complex laws pertaining to public companies. These obligations require significant attention from senior management and could divert attention from day-to-day operations. We may not have adequate personnel with appropriate knowledge, experience, and training in accounting policies, practices, or internal controls required of public companies, and the development of necessary standards and controls may require greater costs than expected. We plan to recruit additional qualified employees or external consultants, which will increase operating costs.

We are highly dependent on David Bailey, our Chairman and CEO, and other members of our senior management team. The loss of any key personnel could impact our ability to maintain relationships with customers, partners, and investors, execute our business strategy, and meet business objectives. The unanticipated departure of key executives could cause uncertainty among investors and employees, leading to Common Stock price volatility or operational challenges.

Social media activity by our directors and officers may pose reputational, regulatory, and Common Stock price risks.

Certain directors and executive officers maintain active social media accounts on platforms such as X (formerly Twitter), LinkedIn, and Instagram. Statements made on social media-whether related to Company business or personal views-may be attributed to us, resulting in reputational harm, regulatory scrutiny, or adverse reactions from investors, customers, or stakeholders. If such communications are incorrect, include material nonpublic information, or are inconsistent with public disclosures, we could face legal, regulatory, or investor relations challenges. Negative or inaccurate posts about our Company could damage our reputation and brand, and we may be unable to timely respond to or correct such content. While we maintain disclosure controls and guidelines, we cannot guarantee compliance at all times or prevent dissemination of information that may adversely affect our business.

Equity compensation awards to executives and directors may dilute existing stockholders.

We use equity-based compensation, including restricted stock units and performance-based awards, as a key component of our compensation programs. The grant and vesting of equity awards increase the number of shares of Common Stock outstanding, which may dilute existing stockholders’ ownership interests and reduce earnings per share. We may amend or expand equity compensation plans, increase share reserve authorizations, or accelerate vesting, any of which could result in additional dilution. While we may engage in share repurchase programs or utilize net-share settlement to offset dilutive effects, there is no assurance these actions will fully mitigate dilution from equity compensation.

Limitations on directors and officers insurance may affect our ability to attract and retain qualified executives.

Our business depends on attracting independent directors, executives, and senior management to advance our Bitcoin operations. We currently have D&O insurance; however, our Company and our directors and officers remain susceptible to third-party liability claims. Due to our Bitcoin operations and the underdeveloped insurance market related to digital assets, the cost of D&O insurance may increase significantly, and such coverage may be limited or eliminated completely. If adequate and cost-effective D&O insurance is not available, we may be unable to attract and retain qualified independent directors and executive management, which could impede the development of our business plans.

Risks Related to Future Acquisitions

We may not realize the anticipated benefits or synergies from mergers, acquisitions, or other strategic transactions.

We may fail to realize the anticipated benefits and synergies from acquisitions, including the BTC Merger and UTXO Merger, which could adversely affect our business, financial condition, and operating results. The success of these acquisitions depends on our ability to successfully integrate the acquired businesses, grow revenue, realize targeted synergies, and achieve anticipated strategic benefits. We expect to continue to evaluate and pursue potential mergers, acquisitions, investments, joint ventures, and other strategic transactions intended to acquire more Bitcoin, expand services and products, enhance technology capabilities, acquire talent, increase scale, and enter new markets. These transactions involve numerous risks and uncertainties that could prevent us from realizing anticipated benefits and could adversely affect our business, results of operations, financial condition, and cash flows.

The success of strategic transactions depends on our ability to effectively identify opportunities, obtain regulatory approvals, and integrate operations, technologies, systems, and personnel. Integration efforts may divert management attention, result in loss of key employees or customers, and require substantial investment. We may face unanticipated liabilities and compliance obligations relating to intellectual property, data protection, tax, labor, anti-corruption, sanctions, and other legal commitments. We may not achieve commercial, strategic, or financial objectives due to overestimation of opportunities, underestimation of costs, competitive responses, or changes in laws affecting the acquired business. Anticipated synergies and cost savings may take longer than expected, be less than expected, or not occur. These risks could lead to operating difficulties, missed financial targets, and increased costs, and we may be required to record impairments of goodwill or other assets if performance is below expectations.

We have incurred, and may continue to incur, significant transaction and integration costs in connection with acquisitions.

We have incurred, and may continue to incur, substantial non-recurring costs associated with negotiating and completing acquisitions, including fees paid to financial, legal, accounting, and other advisors, employee retention and severance costs, and filing fees. We may also incur costs related to integration plans, including facilities and systems consolidation and employment-related costs. Additional unanticipated costs may be incurred, and there are many factors beyond our control that could affect the total amount or timing of expenses. The elimination of duplicative costs and realization of efficiencies may not offset integration-related costs and achieve a net benefit in the near term or at all.

Future transactions may cause fluctuations in the market price of our Common Stock.

The announcement, pendency, or completion of future transactions-including mergers, acquisitions, divestitures, joint ventures, or other strategic initiatives-may result in significant fluctuations in the market price of our Common Stock, regardless of actual operating performance. In addition, following an acquisition such as the BTC Merger and UTXO Merger, the market price of our Common Stock may be influenced by factors that differ from those that historically impacted our stock. Our business operations, financial condition, and prospects may differ significantly from those prior to any such acquisition. Market participants may react to transactions based on expectations regarding potential benefits, risks, integration challenges, or exposure to new markets or regulatory environments. The terms of future transactions, such as issuance of additional shares as consideration, could result in dilution to existing stockholders. Announced transactions may be delayed, challenged by regulators, or not completed at all, and there can be no assurance that anticipated benefits will be realized.

Litigation related to strategic transactions could result in significant costs, delays, or other adverse impacts on our business, financial condition, and results of operations.

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

There may be unforeseen liabilities in connection with the future acquisitions.

We may be subject to undisclosed or otherwise unforeseen tax, pension, litigation or other liabilities which are not currently known or which have been underestimated in connection with future acquisitions. If unforeseen liabilities materialize or known liabilities are greater than are currently estimated, they could have a material adverse effect on our business, financial condition and results of operations and, going forward, could adversely affect the results of the combined company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Our Board and senior management recognize the critical importance of maintaining the trust and confidence of our clients, patients, business partners and employees. We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as that term is defined in Item 106(a) of Regulation S-K. These risks include operational risks, intellectual property or trade secret theft, improper disclosure of confidential information, fraud, extortion, harm to employees or third parties with which we do business, and violation of data privacy or security laws. Our management, led by our Chief Executive Officer, is actively involved in oversight of our risk management efforts, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). Our cybersecurity processes and practices are fully integrated into the Company’s ERM efforts. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, integrity and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats. In addition, we continue to monitor and assess cybersecurity risks to our business, including risks arising from our third-party service providers, and we may expend additional resources to enhance our cybersecurity risk management program as the threat landscape evolves.

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

●	Collaborative Approach: We have implemented and continue to develop a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

●	Technical Safeguards: We deploy and continue to implement technical safeguards that are designed to protect our information systems from cybersecurity threats, including multifactor authentication, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

We expect to leverage third-party service providers to conduct evaluations of our security controls, independent audits or consulting on best practices to address new challenges , including periodic reviews of cybersecurity threats and related controls, such as reviews of periodic penetration tests conducted by independent third parties. We have processes and continue to develop processes to manage the cybersecurity risks associated with our use of third-party service providers. This includes proactive monitoring of third party’s configurations, risk questionnaires for new technology vendors, and other processes to minimize risks associated with our third-party providers.

While we have experienced cybersecurity incidents in the past in the normal course of business and expect to continue to experience such incidents or threats from time to time, to date, none have had a material adverse effect on our business, financial condition, results of operations or cash flows.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our Board is responsible for the oversight of risks from cybersecurity threats and receives updates from management at least annually, including representatives from our IT, finance, and legal departments regarding matters of cybersecurity. These updates include existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. Our board members also engage in ad hoc conversations with management on cybersecurity-related news events and updates to our cybersecurity risk management and strategy programs.

Our day-to-day cybersecurity risk management and strategy processes are overseen by our management team including representatives from our IT, finance, and legal departments. Such individuals have prior work experience in various roles involving IT security, auditing, compliance, data protection, privacy, risk management, systems, and programming. These individuals are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, our cybersecurity risk management and strategy processes, and report to the audit committee on any appropriate items. For purposes of Item 1C, a “cybersecurity incident” means an unauthorized occurrence, or a series of related unauthorized occurrences, on or conducted through our information systems that jeopardizes the confidentiality, integrity, or availability of our information systems or any information residing therein.

ITEM 2. Properties

Our principal executive offices are located in Nashville, Tennessee, at 300 10th Ave South, Nashville, TN 37203. The lease is on a month-to-month basis and the monthly base rent as of December 31, 2025, is $1,350.

Currently, the Company also conducts its healthcare operations at the following locations:

In Murray, Utah at 5097 S 900 E, Suite 100, Murray, UT 84117. The lease commenced on October 1, 2022, and is for a term of 52 months. The monthly base rent as of December 31, 2025, is $7,151 with scheduled increases.

In Ogden, Utah at 425 East 5320 South, Suite 205, Ogden, Utah 84405. The lease commenced on December 6, 2024, and is for a term of 86 months. The monthly base rent as of December 31, 2025, is $6,211 with scheduled increases.

In Provo, Utah at 222 Draper Lane, Suite 2, Provo, Utah 84601. The lease commenced on March 1, 2021, and is for a term of 58 months. The monthly base rent as of December 31, 2025, is $510. The lease was renewed for another 60 months on January 1, 2026, at a base rate of $560 per month.

ITEM 3. Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending material litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE Safety Disclosure

Not Applicable.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed on the Nasdaq Global Market under the symbol “NAKA”. Our tradeable warrants to purchase shares of Common Stock are listed on the OTC Pink Market under the symbol “NAKAW”.

Holders

As of March 23, 2026 there were 690,018,254 shares of Common Stock issued and outstanding and 128 holders of record. The number of shareholders of record does not include certain beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Transfer Agent and Registrar

The transfer agent and registrar for our Common Stock is VStock Transfer, LLC with offices located at 18 Lafayette Place, Woodmere, NY 11598, and a telephone number of (212) 828-8436. Our transfer agent also serves as the Warrant Agent.

Dividend Policy

We have not paid dividends during the two most recently completed fiscal years and have no current plans to pay dividends on our Common Stock.

Recent Sales of Unregistered Securities

There are no transactions that have not been previously included in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 18, 2025, our Board approved the adoption of a stock repurchase program (the “2025 Repurchase Program”) through which the Company may purchase up to $10 million worth of shares of its Common Stock from time to time, as market conditions warrant. The Company’s repurchases may be made in the open market, in privately negotiated transactions, pursuant to a Rule 10b5-1 trading plan or otherwise in accordance with applicable securities laws and other requirements. The amount and timing of any repurchases will be determined at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. The 2025 Repurchase Program ends January 31, 2026, does not obligate the Company to repurchase any dollar amount or number of shares of Common Stock, and may be amended, suspended or discontinued at any time. In fiscal year 2025, we repurchased a total of 2,011,805 shares of our Common Stock.

The following table presents details of our share repurchase transactions during the fourth quarter of fiscal year 2025:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1, 2025 – October 31, 2025	-	$-	-	$-
November 1, 2025 – November 30, 2025	-	$-	-	$-
December 1, 2025 - December 31, 2025	2,004,305	$0.37	2,004,305	$9,250,997

(1)	The 2025 Share Repurchase Program ended on January 31, 2026.

ITEM 6. [Reserved]

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provide information which we believe relevant to an assessment and understanding of our financial condition and results of operations. This discussion should be read together with our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding the financial position, business strategy and the plans and objectives of management for our future operations, are forward-looking statements. See the section of this Annual Report on Form 10-K entitled “Cautionary Note Regarding Forward-Looking Statements” for further information.

Presentation of non-GAAP Information

We use non-GAAP financial performance measures, such as Adjusted operating loss, to supplement the financial information presented on a GAAP basis. Non-GAAP financial measures are financial measures that are derived from consolidated financial statements, but that are not presented in accordance with GAAP. Non-GAAP financial measures are subject to material limitations as they are not measurements prepared in accordance with GAAP, and are not a substitute for such measurements. We use these non-GAAP financial measures and other key metrics internally to facilitate analysis of our financial and business trends and for internal planning and forecasting purposes. We believe these non-GAAP financial measures, when taken collectively, may be helpful to investors because they provide consistency and comparability with past and future financial performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. However, non-GAAP financial measures have limitations as an analytical tool and are presented for supplemental information purposes only. They should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Company Overview

We hold Bitcoin on our balance sheet and, through our ecosystem-wide presence, seek to provide investors with exposure to Bitcoin’s global growth and to leverage our treasury to acquire and develop an ecosystem of Bitcoin companies across finance, media and advisory. Additionally, we operate a healthcare and healthcare data company, focused on holistic pain management.

In 2025, we began our transformation from a healthcare company to a Bitcoin operating company and that transformation continues into 2026. On August 14, 2025, we acquired Nakamoto Holdings, a privately held Bitcoin treasury company through a reverse merger, established a Bitcoin treasury and obtained a call option to purchase BTC Inc, the leading provider of Bitcoin-related media and events. BTC Inc had a call option to purchase UTXO, an investment firm focused on private and public Bitcoin companies.

On February 20, 2026, we acquired BTC Inc and UTXO. The acquisition represents a significant addition to our portfolio and advances our mission to develop an ecosystem of Bitcoin-native companies. The consideration for these acquisitions consisted solely of shares of our Common Stock and assumed options to purchase shares of our Common Stock. BTC Inc and UTXO securityholders received, on a fully diluted basis, 364,795,104 shares of our Common Stock at a combined value of $81.6 million, net of aggregate strike prices for assumed options, based on our closing price on February 19, 2026.

Results of Operations

The results of operations for the year ended December 31, 2025, reflect a full year of our legacy healthcare business combined with costs associated with the Nakamoto Merger, changes in the fair value of our newly established Bitcoin treasury, as well as a significant increase in the value of our call option to purchase BTC Inc.

The following tables set forth our summary consolidated results of operations in dollars for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the years ended December 31, 2025 and December 31, 2024 have been derived from the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts may not foot due to rounding.

	For the Year Ended December 31,
	2025	2024
Revenue	$1,821,315	$2,719,840

Operating expenses:
Compensation	11,088,055	3,562,405
General and administrative	11,762,373	1,907,055
Depreciation	82,895	136,606
Other operating expenses	17,582	460,545
Loss on change in fair value of digital assets	166,093,907	-
Loss on investments	9,915,745	-
Total operating expenses	198,960,557	6,066,611

Operating loss	(197,139,242)	(3,346,771)

Non-operating income (expense):
Other income, net	73,342	161,461
Interest expense	(7,060,581)	(393,448)
Change in fair value of call option - related party	226,374,000	-
Debt restructuring costs	(14,722,631)	(38,889)
Loss on acquisition of Nakamoto Holdings	(59,753,811)	-
Total non-operating income (expense)	144,910,319	(270,876)

Net loss before provision for income taxes	$(52,228,923)	$(3,617,647)

Loss before income taxes was $52.2 million for the year ended December 31, 2025, compared to a loss before income taxes of $3.6 million for the year ended December 31, 2024. The loss in the year ended December 31, 2025 is impacted by the following significant items:

●	Loss on change in fair value of digital assets of $166.1 million primarily reflecting the decline in price of Bitcoin in the fourth quarter of 2025, from $114,078 at September 30, 2025 to $87,519 at December 31, 2025.
●	Loss on the acquisition of Nakamoto Holdings of $59.8 million that relates to our acquisition of Nakamoto Holdings on August 14, 2025. See Note 3 – Asset Acquisition to the consolidated financial statements in this Annual Report on Form 10-K for further information.
●	Approximately $7.5 million of expenses incurred in 2025 that were primarily associated with transaction-related expenses from our acquisition of Nakamoto Holdings and diligence on our acquisitions of BTC Inc and UTXO that closed on February 20, 2026.
●	Increase in fair value of our call option to acquire BTC Inc of $226.4 million that was primarily the result of a decrease in fair value of our Common Stock as of December 31, 2025, compared to the fair value as of August 14, 2025, as well as an increase in fair value of BTC Inc (refer to Non-operating income (expense) section below).

Segment Results

A discussion of our operating results for our Bitcoin Operations, Healthcare Operations and Other segments is below. Prior to the Nakamoto Merger, we operated a single segment consisting of Healthcare Operations. All operating expenses prior to the Nakamoto Merger are reflected in Healthcare Operations. Beginning in 2025 after the Nakamoto Merger, we established our Bitcoin Operations segment and began separately tracking other corporate expenses, which are included in Other segment results.

A summary of operating results for the year ended December 31, 2025 follows and includes a reconciliation of our Operating loss (GAAP) to Adjusted operating loss (non-GAAP). Our Adjusted operating loss removes the change in fair value of digital assets, loss on investments, transaction-related compensation and transaction-related general and administrative expenses from our operating loss.

	For the Year Ended December 31, 2025
	Bitcoin Operations	Healthcare Operations	Other	Total
Revenue	$-	$1,821,315	$-	$1,821,315

Operating expenses:
Compensation	349,098	4,710,456	6,028,501	11,088,055
General and administrative	718,869	4,157,646	6,885,858	11,762,373
Depreciation	-	82,895	-	82,895
Other operating expenses	-	17,582	-	17,582
Loss (gain) on change in fair value of digital assets	166,225,876	(131,969)	-	166,093,907
Loss on investments	9,915,745	-	-	9,915,745
Total operating expenses	177,209,588	8,836,610	12,914,359	198,960,557

Operating loss (GAAP)	$(177,209,588)	$(7,015,295)	$(12,914,359)	$(197,139,242)

Adjustments
Loss (gain) on change in fair value of digital assets	166,225,876	(131,969)	-	166,093,907
Loss on investments	9,915,745	-	-	9,915,745
Transaction-related compensation	114,583	310,319	2,773,681	3,198,583
Transaction-related general and administrative	-	2,110,811	2,219,920	4,330,731
Total adjustments	176,256,204	2,289,161	4,993,601	183,538,966

Adjusted operating loss (non-GAAP)	$(953,384)	$(4,726,134)	$(7,920,758)	$(13,600,276)

A summary of operating results for the year ended December 31, 2024 is as follows:

	For the Year Ended December 31, 2024
	Bitcoin Operations	Healthcare Operations	Other	Total
Revenue	$-	$2,719,840	$-	$2,719,840

Operating expenses:
Compensation	-	3,562,405	-	3,562,405
General and administrative	-	1,907,055	-	1,907,055
Depreciation	-	136,606	-	136,606
Other operating expenses	-	460,545	-	460,545
Total operating expenses	-	6,066,611	-	6,066,611

Operating loss	$-	$(3,346,771)	$-	$(3,346,771)

Bitcoin Operations

We launched our Bitcoin Operations strategy with the closing of the Nakamoto Merger on August 14, 2025. For the year ended December 31, 2025, we had a loss on the change in fair value of our digital assets of $166.2 million as the price of Bitcoin declined in 2025 from our weighted average purchase price of $118,171 per Bitcoin to $87,519 per Bitcoin at December 31, 2025.

Our loss on investments for the year ended December 31, 2025, was $9.9 million. The loss primarily consisted of a decline in the fair value of our Metaplanet common stock investment of $9.3 million in 2025.

Healthcare Operations

Our revenues were $1.8 million in the year ended December 31, 2025, compared to $2.7 million in the year ended December 31, 2024. The $0.9 million decline in revenues, representing a 33% decrease, was primarily attributable to a decrease in cash-pay patient care services and the closing of our Bountiful, Utah location.

Our operating expenses for the year ended December 31, 2025 were $8.8 million as compared to $6.1 million for the year ended December 31, 2024, representing a change of 46%. The $2.8 million increase in 2025 was primarily attributable to $2.4 million expense associated with the Nakamoto Merger. The transaction-related expenses were primarily incurred by us prior to the merger with Nakamoto Holdings and included legal, investment banking and other merger related expenses.

General and administrative expenses were $4.2 million for the year ended December 31, 2025, compared to $1.9 million for the year ended December 31, 2024. The increase was primarily due to $2.1 million of legal, investment banking and other expenses related to the Nakamoto merger. Compensation expenses were $4.7 million for the year ended December 31, 2025, compared to $3.6 million for the year ended December 31, 2024. The increase was primarily due to higher stock-based compensation and additional contract labor in support of our operations in medical services, additional support as a public company and transaction-related costs associated with the Nakamoto Merger.

In March 2026, the Company announced that it now intends to exit its legacy healthcare business.

Other

Our other segment consists of our corporate overhead. We began separately tracking our corporate overhead upon the Nakamoto Merger on August 14, 2025. Compensation for the year ended December 31, 2025, totaled $6.0 million, of which approximately $2.8 million related to the Nakamoto Merger. General and administrative expenses for the year ended December 31, 2025, totaled $6.9 million, of which approximately $2.2 million was related to one-time transaction related expenses. The one-time transaction expenses primarily related to the Nakamoto Merger and diligence on our acquisitions of BTC Inc and UTXO that closed February 20, 2026.

Non-operating income (expense)

Non-operating income for the year ended December 31, 2025, was $144.9 million compared to $0.3 million of non-operating expense for the year ended December 31, 2024. We had the following significant items impacting our non-operating income:

●	Increase in fair value of our call option to acquire BTC Inc of $226.4 million that was primarily the result of a decrease in fair value of our Common Stock as of December 31, 2025, compared to the fair value as of August 14, 2025, as well as an increase in fair value of BTC Inc. The call option would allow us to purchase BTC Inc by issuing our Common Stock at $1.12 per share compared to $0.35 per share it was trading on December 31, 2025, creating intrinsic value by holding the call option at December 31, 2025.
●	Loss on acquisition of Nakamoto Holdings of $59.8 million that relates to our asset acquisition of Nakamoto Holdings on August 14, 2025. The loss on acquisition was due to the difference between the fair value of the shares of Common Stock issued for the acquisition and the net liabilities acquired.
●	An increase in debt restructuring costs of $14.7 million in 2025 related to fees associated with the restructuring of our debt during the year.
●	Increase in interest expense of $6.7 million in 2025 related to higher levels of debt in 2025 compared to 2024.

Provision for income taxes

Our benefit from income taxes was $12.8 million for the year ended December 31, 2025, and $0.8 million for the year ended December 31, 2024. The benefit from income taxes was fully offset in both 2025 and 2024 by valuation allowances.

Liquidity and Capital Resources

Liquidity

Our assets primarily consist of Bitcoin held on our balance sheet, cash and cash equivalents and investments in unconsolidated investees. Our operations have been primarily funded through net proceeds from sales of equity securities as well as through debt we have incurred. Our cash requirements consist primarily of the payment of principal and interest on our debt and cash overhead expenses.

In December 2025, we entered into the Master Loan Agreement with Kraken for a 210.0 million USDT, 8.0% per annum fixed rate fee loan that matures on December 4, 2026. The Master Loan Agreement includes certain collateral requirements, collateral maintenance and liquidation mechanics. The obligations under the Master Loan Agreement are prepayable at our option, provided that prepayments made prior to the six-month anniversary of the initial funding date shall be subject to a make-whole payment for such six-month period. As of December 31, 2025, approximately 3,717 of our 5,342 Bitcoin are held as collateral for the Master Loan Agreement.

As of December 31, 2025 we held approximately 1,625 unencumbered Bitcoin worth approximately $142.2 million, based on the $87,519 price of Bitcoin on December 31, 2025, had cash and cash equivalents of $22.6 million and held an investment in a publicly traded stock of $20.7 million. Based on the foregoing, we have determined that our sources of liquidity will be sufficient to meet our cash needs for the one-year period from the issuance of the Audited Financial Statements. However, our liquidity position may be materially impacted by volatility in the market price of Bitcoin and other market conditions. In March 2026, we sold approximately 284 Bitcoin for $20 million. We plan to use the proceeds to invest further in our businesses as well replenish our working capital for costs associated with the recent Mergers.

On August 14, 2025, and in connection with the Nakamoto Merger, we issued (i) 343,192,232 shares of Common Stock to certain accredited investors (the “PIPE Subscribers”), including (a) 322,979,583 shares of Common Stock at a price per share of $1.12, and (b) 5,682,586 shares of Common Stock at a price per share of $5.00, and (ii) 133,800,773 pre-funded warrants to purchase shares of Common Stock (the “Acquired Securities”) at a price per pre-funded warrant of $1.12. We received net cash of $518 million related to these issuances (“PIPE Financings”). In addition, we issued 14,530,063 shares of Common Stock as compensation to certain advisors for their services in connection with the Nakamoto Merger.

On August 26, 2025, we entered into the ATM Program under which we may offer and sell Common Stock from time to time up to $5,000,000,000. For the year ended December 31, 2025, we sold 1,362,340 shares of Common Stock, for aggregate cash proceeds of $5.7 million, net of issuance costs.

In December 2025, the Board approved the 2025 Repurchase Program through which the Company may purchase up to $10 million worth of shares of its Common Stock from time to time, as market conditions warrant. As of December 31, 2025, the Company had repurchased approximately $0.7 million worth of shares under the 2025 Repurchase Program. The 2025 Repurchase Program ended on January 31, 2026, with share repurchases totalling approximately $0.9 million.

As of December 31, 2025, we did not have any material commitments for capital expenditures.

Cash Flows

During the year ended December 31, 2025, our net cash used in operating activities was $23.5 million as compared to $3.1 million during the year ended December 31, 2024. The increase in net cash used in operating activities is primarily due to an increase in net loss during the year ended December 31, 2025, as discussed above.

During the year ended December 31, 2025, our net cash used in investing activities was $680.0 million as compared to $0.4 million during the year ended December 31, 2024. The significant increase in cash used in investing activities was due to the net purchase of 5,342 Bitcoin made throughout the year ended December 31, 2025.

During the year ended December 31, 2025, our net cash provided by financing activities was $723.8 million as compared to $5.2 million during the year ended December 31, 2024. The significant increase in cash provided by financing activities was due primarily to the PIPE Financings and proceeds from debt received during the year ended December 31, 2025.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), which requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. Actual results can and may differ from estimates. These differences could be material to our consolidated financial statements.

We believe our application of U.S. GAAP and the associated estimates are reasonable. Our accounting estimates are reevaluated, and adjustments are made when facts and circumstances dictate a change.

For further discussions of the following significant accounting policies and other significant accounting policies, refer to Note 2 – Summary of Significant Accounting Policies in our consolidated financial statements included in this Annual Report on Form 10-K.

Fair Value of Financial Instruments

Our digital assets, one of our equity investments and the call option asset are all recorded at fair value. The fair value of a financial instrument is the amount the Company would receive to sell an asset, or pay to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Changes in the fair value of these instruments are recorded within Operating expenses in our consolidated financial statements.

In determining fair value, we maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect our assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. We apply a hierarchy to categorize our fair value measurements broken down into three levels based on the transparency of inputs, where Level 1 uses observable prices in active markets and Level 3 uses valuation techniques that generally incorporate significant unobservable inputs. Greater use of management judgment is required in determining fair value when inputs are less observable or unobservable in the marketplace.

Refer to Note 3 – Asset Acquisition, Note 5 – Digital Assets and Note 12 – Fair Value Measurements to the consolidated financial statements included in this Annual Report on Form 10-K for further information on our call option asset, digital assets and fair value measurements.

Income Taxes

Deferred income tax assets and liabilities are recorded with respect to temporary differences in the accounting treatment of items for financial reporting purposes and for income tax purposes. We record a valuation allowance to reduce our net deferred tax asset to the amount that is more likely than not to be realized. We are required to consider all available evidence, both positive and negative, and to weigh the evidence when determining whether a valuation allowance is required and the amount of such valuation allowance. Refer to Note 13 – Income Taxes to the consolidated financial statements included in this Annual Report on Form 10-K for further information.

Off Balance Sheet Arrangements

Other than collateral arrangements associated with financing activities, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Developments

For a discussion of recently issued accounting developments and their impact on our consolidated financial statements, refer to Note 2—Summary of Significant Accounting Policies in our consolidated financial statements included in this Annual Report on Form 10-K.

Emerging Growth Company Status

We are an emerging growth company (“EGC”), as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as to those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on its system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an EGC until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. The most significant market risk we are exposed to is changes in the price of Bitcoin.

Market Price Risk of Bitcoin. We have used a significant portion of our assets to acquire Bitcoin in 2025. As discussed further in Note 2 – Summary of Significant Accounting Policies in our consolidated financial statements included in this Annual Report on Form 10-K, we account for our Bitcoin holdings as an indefinite-lived asset. We initially recorded our Bitcoin purchases at cost and any subsequent increases or decrease in fair value are recognized as incurred in the Consolidated Statements of Operations, and the fair value of our Bitcoin is reflected within the Consolidated Balance Sheets at each period end. As of December 31, 2025, we held approximately 5,342 Bitcoin that had a carrying value of $467.5 million. Bitcoin is a highly volatile asset and a significant decrease in the price of Bitcoin would have a material adverse effect on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. Financial Statements

NAKAMOTO INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nakamoto Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nakamoto Inc., formerly known as Kindly MD, Inc. (“the Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Draper, UT

March 30, 2026

NAKAMOTO INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS

Current Assets:
Cash and cash equivalents	$22,583,253	$2,273,624
Prepaid expenses and other current assets	2,173,979	232,028
Call option asset - related party	199,060,000	-
Total Current Assets	223,817,232	2,505,652

Digital assets	467,549,622	-
Investments	35,697,320	-
Intangible assets	3,009,281	-
Other non-current assets	534,299	1,172,340

Total Assets	$730,607,754	$3,677,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$5,859,341	$323,725
Notes payable, net	209,557,614	139,277
Other current liabilities	568,207	143,048
Total Current Liabilities	215,985,162	606,050

Non-current Liabilities:
Other non-current liabilities	365,966	503,632

Total Liabilities	216,351,128	1,109,682

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $0.001 par value per share; authorized - 10,000,000 shares; none issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	-	-
Common stock, $0.001 par value, 10 billion shares authorized; 439,950,632 shares issued and 437,946,327 outstanding as of December 31, 2025 and 6,050,148 shares issued and 6,029,648 outstanding as of December 31, 2024	439,950	6,050
Treasury stock at cost, 2,004,305 and 20,500 shares as of December 31, 2025 and December 31, 2024, respectively	(749,003)	(22,145)
Additional paid-in capital	574,570,303	10,360,106
Accumulated deficit	(60,004,624)	(7,775,701)

Total Stockholders’ Equity	514,256,626	2,568,310

Total Liabilities and Stockholders’ Equity	$730,607,754	$3,677,992

The accompanying notes are an integral part of these consolidated financial statements.

NAKAMOTO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

Revenue	$1,821,315	$2,719,840

Operating expenses:
Compensation	11,088,055	3,562,405
General and administrative	11,762,373	1,907,055
Depreciation	82,895	136,606
Other operating expenses	17,582	460,545
Loss on change in fair value of digital assets	166,093,907	-
Loss on investments	9,915,745	-
Total operating expenses	198,960,557	6,066,611

Operating loss	(197,139,242)	(3,346,771)

Non-operating income (expense)
Other income, net	73,342	161,461
Interest expense	(7,060,581)	(393,448)
Change in fair value of call option - related party	226,374,000	-
Debt restructuring costs	(14,722,631)	(38,889)
Loss on acquisition of Nakamoto Holdings	(59,753,811)	-
Total non-operating income (expense)	144,910,319	(270,876)

Net loss before provision for income taxes	(52,228,923)	(3,617,647)

Provision for income taxes	-	-
Net loss	$(52,228,923)	$(3,617,647)

Net loss per common stock - basic and diluted	$(0.26)	$(0.67)

Weighted average shares outstanding - basic and diluted	200,201,551	5,391,433

The accompanying notes are an integral part of these consolidated financial statements.

NAKAMOTO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated
	Shares	Amount	Amount	Capital	Deficit	Total

Balance at December 31, 2023	4,617,798	$4,618	$-	$4,045,024	$(4,158,054)	$(108,412)

Issuance of common shares and warrants in connection with a public offering	1,240,910	1,241	-	5,859,409	-	5,860,650
Issuance of common shares upon settlement of notes payable in connection with a public offering	80,808	81	-	214,868	-	214,949
Issuance of common shares for compensation	45,636	45	-	55,433	-	55,478
Issuance of common shares for services	64,996	65	-	79,555	-	79,620
Stock-based compensation	-	-	-	105,817	-	105,817
Treasury stock repurchase	(20,500)	-	(22,145)	-	-	(22,145)
Net loss	-	-	-	-	(3,617,647)	(3,617,647)
Balance as of December 31, 2024	6,029,648	$6,050	$(22,145)	$10,360,106	$(7,775,701)	$2,568,310

Issuance of common stock in asset acquisition of Nakamoto Holdings	22,321,142	22,321	-	24,977,358	-	24,999,679
Issuance of common stock in connection with financing	409,650,370	409,650	-	526,613,878	-	527,023,528
Issuance of common stock in connection with acquisition of intangible assets	273,038	273	-	1,076,862	-	1,077,135
Issuance of common stock upon exercise of warrants	1,456,008	1,456	-	9,215,078	-	9,216,534
Issuance of common stock upon cashless exercise of warrants	55,312	55	-	(55)	-	-
Issuance of common stock upon vesting of RSAs	129,743	130	-	(130)	-	-
Stock-based compensation	42,871	43	-	2,358,880	-	2,358,923
Treasury stock repurchase	(2,011,805)	-	(758,560)	-	-	(758,560)
Retirement of treasury stock	-	(28)	31,702	(31,674)	-	-
Net loss	-	-	-	-	(52,228,923)	(52,228,923)
Balance as of December 31, 2025	437,946,327	$439,950	$(749,003)	$574,570,303	$(60,004,624)	$514,256,626

The accompanying notes are an integral part of these consolidated financial statements.

NAKAMOTO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

Cash flows from operating activities:
Net loss	$(52,228,923)	$(3,617,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,358,923	240,915
Bad debt expense	20,848	32,110
Depreciation	82,895	136,606
Debt restructuring costs	14,722,631	38,889
Loss on acquisition of Nakamoto Holdings	59,753,811	-
Interest paid in digital assets	3,012,563	-
Amortization of debt discounts	2,825,746	374,528
Change in fair value of digital assets	166,093,907	-
Loss on investments	9,915,745	-
Change in fair value of call option - related party	(226,374,000)	-
Amortization of right-of-use assets	159,098	83,725
Other	199,461	(61,051)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,962,799)	(172,710)
Security deposits	1,275	(8,120)
Accounts payable and accrued expenses	(1,953,936)	(6,085)
Non-current liabilities	(138,744)	(115,051)
Net cash used in operating activities	(23,511,499)	(3,073,891)

Cash flows from investing activities:
Purchases of property and equipment	-	(13,293)
Proceeds from sale of digital assets	41,224,712	-
Proceeds from investments	5,051,947	-
Capitalized software	(234,383)	(388,338)
Purchase of digital assets	(696,247,326)	-
Investments in unconsolidated affiliates	(30,007,992)	-
Cash acquired in acquisition of Nakamoto Holdings	188,569	-
Net cash used in investing activities	(680,024,473)	(401,631)

NAKAMOTO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the	For the
	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

Cash flows from financing activities:
Net proceeds from issuance of convertible notes payable	191,850,000	-
Net proceeds from issuance of common shares and warrants in connection with a public offering	-	5,860,650
Net proceeds from issuance of notes payable	-	45,000
Proceeds from loan payable	203,017,500	-
Proceeds from issuance of common stock related to PIPE Financings	518,080,468	-
Proceeds from issuance of common stock issued for At-The-Market offering	5,659,976	-
Proceeds from issuance of common stock related to exercise of warrants	9,216,534	-
Repurchase of treasury stock	(320,404)	(22,145)
Repayments of notes payable	(648,828)	(658,528)
Repayments of convertible notes payable	(203,000,000)	-
Repayments of finance lease liabilities	(9,645)	(1,331)
Net cash provided by financing activities	723,845,601	5,223,646

Net change in cash and cash equivalents	20,309,629	1,748,124

Cash and cash equivalents - beginning of period	2,273,624	525,500

Cash and cash equivalents - end of period	$22,583,253	$2,273,624

Supplemental cash flow information:
Cash paid for:
Interest	$-	$19,227
Income taxes	-	-
Non-cash investing and financing activities:
Debt discounts on notes payable	$13,285,377	$10,556
Recognition of contingent financial asset related to call option	27,314,000	-
Issuance of common stock for Convert Fee Shares	3,304,485	-
Issuance of common stock for Nakamoto Holdings acquisition	24,999,679	-
Issuance of digital assets and common stock for intangible asset acquisition	3,009,281	-
Issuance of common stock for cashless exercise of warrants	62,150	-
Proceeds from notes payable in USDT	414,469,999	-
Payments of notes payable in USDT	413,788,874	-
Issuance of Bitcoin for Investment	5,657,020	-
Issuance of USDC for investment in unconsolidated affiliate	15,000,000	-
Repurchase of treasury stock	438,156	-
Fair value of derivative liability recognized upon issuance of notes payable	-	38,000
Extinguishment of derivative liability upon settlement of notes payable	-	214,949
Financed purchases of property and equipment	-	10,976
Operating lease right-of-use asset and liability measurement	-	489,670

The accompanying notes are an integral part of these consolidated financial statements.

NAKAMOTO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

Nakamoto Inc. (“Nakamoto” or “the Company”), formerly known as KindlyMD, Inc., was formed on December 2, 2019. The Company holds Bitcoin on its balance sheet and, through its ecosystem-wide presence, seeks to provide investors with exposure to Bitcoin’s global growth and to leverage its treasury to acquire and develop an ecosystem of Bitcoin companies across finance, media, advisory and more. Additionally, Nakamoto operates a healthcare and healthcare data company, focused on holistic pain management.

The Company filed its original articles of organization in the State of Utah under the name Utah Therapeutic Health Center, PLLC. In April 2020, the Company converted from a PLLC to an LLC. In March 2022, the Company converted from an LLC to a corporation and changed its name to “Kindly MD, Inc.” In July 2022, the Company amended its articles of incorporation, including the addition of preferred stock and authorized common shares. On December 17, 2025, the Company filed a certificate of conversion with the Delaware Secretary of State and subsequently converted from a Utah corporation to a Delaware corporation. On January 21, 2026, the Company changed its corporate name to Nakamoto Inc.

Initial Public Offering

On June 3, 2024, the Company completed its initial public offering (“IPO”), listing 1,240,910 units at a public offering price of $5.50 per unit. The Company’s common stock and tradable warrants were listed under the symbols “KDLY” and “KDLYW”, respectively. The Company used the net proceeds from the IPO of approximately $5.9 million for working capital and general corporate purposes. Additional details regarding the IPO are provided in Note 10.

Merger with Nakamoto Holdings, Inc.

On August 14, 2025, the Company acquired a privately held Bitcoin treasury company through a reverse triangular merger, whereby a wholly-owned subsidiary of Nakamoto merged with and into Nakamoto Holdings, Inc. (“Nakamoto Holdings”), with Nakamoto Holdings surviving as a wholly-owned subsidiary of the Company.

The stockholders of Nakamoto Holdings received 22,321,143 shares of Nakamoto common stock, par value $0.001 per share, as merger consideration based on the fair value of Nakamoto common stock price of $1.12 per share as set forth in the Agreement and Plan of Merger (the “Merger Agreement”) entered into on May 12, 2025, and as of August 14, 2025, the date of the closing of the Merger Agreement, resulting in total consideration of $24,999,679. See Note 3 for additional information regarding the Merger. On May 23, 2025, the Company’s shares began trading under the symbol “NAKA” and the Company’s tradable warrants under the symbol “NAKAW”.

As Nakamoto Holdings (i) did not meet the definition of a business under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), and (ii) qualified as a variable interest entity (“VIE”) under ASC 810, Consolidation (“ASC 810”), the transaction was accounted for as a forward merger with Nakamoto being considered the primary beneficiary of Nakamoto Holdings. In accordance with ASC 810, the Company recognized a loss on the acquisition measured as the difference between the fair value of the consideration paid and the net amount of Nakamoto Holding’s identifiable assets and liabilities.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and in conformity with the instructions on Form 10-K and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of and during the reported period of the consolidated financial statements. Actual results could differ from those estimates. The Company evaluates estimates and assumptions on an ongoing basis.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

Reclassifications

Certain reclassifications within the balance sheets and operating expenses have been made to the prior period’s financial statements to conform to the current period financial statement presentation. There was no impact in total to the results of operations and cash flows in any of the periods presented.

Revenue Recognition

The Company records revenue in accordance with FASB ASC Topic 606, “Revenue from Contracts with Customers.” Revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five-step approach: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied. The Company primarily recognizes revenue from patient care services related to medical evaluation and treatment, which is discussed further below.

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

The carrying value of our notes payable approximate fair value given the instruments were issued at prevailing market interest rates.

Digital Assets

The Company accounts for its digital assets, which as of December 31, 2025, are currently comprised solely of Bitcoin, as indefinite-lived intangible assets in accordance with ASC Topic 350-60, “Intangibles – Goodwill and Other – Crypto Assets.” The Company has ownership of and control over its digital assets and may use third-party custodial services to secure it. The Company’s digital assets are initially recorded at cost and are subsequently remeasured on the balance sheet at fair value.

The Company determines the fair value of its digital assets on a recurring basis in accordance with ASC 820, “Fair Value Measurements,” based on quoted prices on Anchorage Digital, an active platform that the Company has determined is its principal market for such digital assets (Level 1 inputs). The Company determines the cost basis of digital assets using the specific identification of each unit received. Realized and unrealized gains and losses from changes in the fair value of digital assets are recognized in the consolidated statements of operations. The cost basis of Bitcoin sold or otherwise disposed of is determined using the first-in, first-out (“FIFO”) method, whereby the cost of the earliest acquired Bitcoin is used to calculate realized gains and losses upon disposal.

Digital Asset-Denominated Borrowings

The Company accounts for borrowings denominated in or repayable in nonfinancial digital assets as hybrid instruments in accordance with the AICPA Digital Assets Practice Aid. Where the settlement currency of a debt instrument is a nonfinancial intangible digital asset, the arrangement consists of a host debt contract carried at historical cost and an embedded derivative representing the Company’s exposure to changes in the digital asset’s exchanged rate relative to the U.S. dollar. The embedded derivative is evaluated for bifurcation under ASC 815-15-25-1 at inception. Where the embedded derivative has a fair value of zero at inception and the effect of subsequent remeasurement is not material to the consolidated financial statements, the Company recognizes changes in fair value of the embedded derivative in changes in fair value of digital assets and presents the net carrying amount of the hybrid instrument as a single line item on the consolidated balance sheet.

Acquisitions

The Company accounts for acquisitions in accordance with ASC 805, “Business Combinations.” The Company evaluates each transaction to determine whether the acquired set of assets and activities constitute a business. If the acquired set meets the definition of a business, the transaction is accounted for as a business combination, and the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest at their respective acquisition date fair values. Any excess of the purchase consideration over the fair value of the net identifiable assets acquired is recorded as goodwill. If the acquired set does not meet the definition of a business, the transaction is accounted for as an asset acquisition, and the cost of the group of assets acquired are allocated to the individual assets acquired or liabilities assumed based on their value without giving rise to goodwill.

Investments in Equity Securities

The Company’s investments in equity securities consist of minority interests in unconsolidated affiliates. The Company evaluates each investment to determine whether it has the ability to exercise significant influence over the investee’s operating and financial policies, which determines the applicable accounting framework.

Equity Method Investments

Investments in entities over which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method in accordance with ASC 323, “Investments – Equity Method and Joint Ventures.” Significant influence is generally presumed to exist when the Company holds 20% or more of the voting interests of an investee, though the Company considers all relevant facts and circumstances in making this determination. Under the equity method, the investment is initially recorded at cost and subsequently adjusted for the Company’s proportionate share of the investee’s net income or loss and any distributions received. The Company evaluates equity method investments for impairment whenever events or circumstances indicate that a decline in fair value below carrying value may be other than temporary. Where the Company does not receive timely financial information from an investee, the Company may record its proportionate share of the investee’s results on a one-quarter lag.

Equity Securities Without Significant Influence

Investments in equity securities over which the Company does not have the ability to exercise significant influence are accounted for in accordance with ASC 321, “Investments – Equity Securities.” Investments in publicly traded equity securities are measured at fair value, with unrealized gains and losses recognized in earnings for each reporting period. Fair value is based on quoted market prices of the investee’s common stock on the applicable exchange, re-measured into U.S. dollars using the period end spot foreign exchange rate when denominated in a foreign currency. Investments in privately held equity securities that do not have readily determinable fair values are accounted for under the measurement alternative in ASC 321-10-35-2. These investments are initially recorded at cost and are subsequently adjusted for observable price changes in orderly transactions for the identical or similar securities and for impairments when events or circumstances indicate the carrying amount may not be recoverable. Qualitative impairment assessments are performed quarterly and consider factors such as investee financial performance, macroeconomic conditions, and regulatory developments.

For equity investments denominated in foreign currencies, changes in fair value reflect the combined effect of market price movements and foreign-currency re-measurement adjustments. For publicly traded equity securities measured at fair value through net income, all changes in fair value, including those resulting from foreign currency gains or losses, are recognized in earnings.

See Note 6 for further information.

Intangible Assets

In 2025, the Company issued Common Stock and digital assets totalling approximately $3.0 million for the acquisition of an intangible asset. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, then the Company is required to perform a quantitative test. The Company determined that no impairment exists for its indefinite-lived intangible asset during the year ended December 31, 2025.

Related Parties

The Company identifies related parties and transactions with such parties in accordance with ASC 850, “Related Party Disclosures.” Related parties include affiliates, principal owners, directors, executive officers, and entities under common control. Transactions with related parties are recorded at amounts that are considered to approximate arm’s length terms. The Company discloses all material related party transactions and outstanding balances in the accompanying consolidated financial statements and related footnotes.

Segments

The Company identifies reporting segments based on how the chief operating decision maker (“CODM”) regularly reviews financial information to allocate resources and assess performance. Our CODM, who is our Chief Operating Officer, reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues and operating income by our two reportable segments.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes,” using the asset and liability method. Under this approach, deferred tax assets and liabilities are recorded for the future tax effects of differences between the amounts reported in the consolidated financial statements and the amounts used for tax purposes.

Deferred tax assets may arise from temporary differences, net operating loss carryforwards, and tax credit carryforwards, while deferred tax liabilities result from temporary differences that will increase taxable income in future periods. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply when the temporary differences reverse. The impact of changes in tax laws or rates is recognized in income in the period the law is enacted.

A valuation allowance is recorded when it is “more likely than not” that some or all of a deferred tax asset will not be realized. As of December 31, 2025 and 2024, the Company recorded a valuation allowance that fully offsets its net deferred tax assets.

Treasury Stock

Treasury stock repurchased and held by the Company is recorded as a separate line item on the balance sheets and is carried at cost until retired or reissued.

Stock-Based Compensation

Stock-based awards granted to qualified employees, non-employee directors and consultants are measured at fair value and recognized as an expense in accordance with ASC Topic 718, “Share-Based Payments.” For service-based awards, stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of stock options is estimated using a Black-Scholes option valuation model. Restricted stock awards are valued based on the closing stock price on the date of grant. The Company has elected to recognize forfeitures as they occur.

Embedded Derivatives

The Company evaluates embedded features in accordance with ASC Topic 815, “Derivatives and Hedging Activities.” Certain conversion options and redemption features are required to be bifurcated from their host instrument and accounted for as free-standing derivative financial instruments should certain criteria be met. The Company applies significant judgment to identify and evaluate complex terms and conditions of all of its financial instruments, including notes payable, to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period.

Loss Per Share

Basic loss per share is calculated using the two-class method, which is an earnings calculation formula that treats participating securities as having rights to earnings that otherwise would have been available to common stockholders. The Company’s participating securities as of December 31, 2025 consist of tradeable and non-tradeable warrants that are convertible into 486,718 common shares. These warrants contain nonforfeitable rights to participate in dividends with common stockholders.

Under the two-class method, net income (loss) is allocated between common stockholders and participating securities based on their respective rights to share in earnings. During periods of net loss, no allocation is made to participating securities because they do not have a contractual obligation to share in the losses of the Company. Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period.

Diluted loss per share is calculated by adjusting the weighted average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents. Common stock equivalents whose effect would be antidilutive are not included in diluted loss per share. The Company uses both the two-class and treasury stock methods to determine diluted earnings per share, and the more dilutive amount is reported. For periods in which the Company reports a net loss, diluted loss per share is the same as basic loss per share since all potential common shares are antidilutive.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-08, “Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets,” which requires certain crypto assets to be measured at fair value in the statement of operations, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. ASU 2023-08 is effective for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. The Company adopted ASU 2023-08 on January 1, 2025. The Company did not have any crypto assets as of the adoption of the new standard. As such, the adoption did not have a material impact on the Company’s financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company adopted the new standard on December 31, 2025. Refer to Note 13 for the additional disclosure provided as a result of our adoption of the ASU.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

NOTE 3—ASSET ACQUISITION

Merger with Nakamoto Holdings

On May 12, 2025, the Company entered into the Merger Agreement, by and among the Company, the Company’s newly formed, wholly-owned subsidiary Kindly Holdco Corp., a Delaware corporation (“Merger Sub”), Nakamoto Holdings Inc., a Delaware corporation, and Wade Rivers, LLC, a Wyoming limited liability company.

On August 14, 2025 (the “Closing Date”), the Company effected a reverse triangular merger with Nakamoto Holdings, whereby Merger Sub merged with and into Nakamoto Holdings, with Nakamoto Holdings surviving as a wholly owned subsidiary of the Company (the “Surviving Corporation”), in accordance with the Merger Agreement (such transaction, the “Merger”). In connection with the Closing, the Company acquired all of the issued and outstanding securities of Nakamoto Holdings, a privately held Bitcoin treasury company.

Upon consummation of the Merger on the terms and subject to the conditions set forth in the Merger Agreement, the holders of Nakamoto Holdings Class A and Class B common stock (other than shares held in treasury or by dissenting stockholders) received an aggregate 22.3 million shares of Common Stock. Shares of Merger Sub’s common stock were converted into shares of common stock of the Surviving Corporation. No fractional shares were issued.

Concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (collectively, the “Initial Subscription Agreements”) with certain accredited investors (the “Initial Subscribers”) in an aggregate amount of approximately $512 million, pursuant to which the Company agreed to issue, and the Initial Subscribers agreed to purchase, 322,979,583 shares of Common Stock at a purchase price of $1.12 per share and/or 133,800,773 pre-funded warrants to purchase shares of Common Stock (the “Pre-Funded Warrants”), in a private placement (the “Initial PIPE Financing”). Additionally, the Company entered into a Secured Convertible Debenture Purchase Agreement (the “Debenture Purchase Agreement”) with YA II PN, Ltd., an investment fund managed by Yorkville Advisors (the “Convert Investor”), under which the Company agreed to sell and issue to the Convert Investor a secured convertible debenture (the “Convertible Debenture”) in aggregate principal amount of $200.0 million (the “Principal Amount”) in exchange for cash or Bitcoin equal to 96.0% of the Principal Amount (the “Debt Financing”).

Additionally, on June 19, 2025, the Company subsequently entered into additional subscription agreements, (the “Additional Subscription Agreements” and, together with the Initial Subscription Agreements, the “Subscription Agreements”), with certain new and/or existing investors (the “Additional Subscribers” and, together with the Initial Subscribers, the “Subscribers”) in an aggregate amount of approximately $28 million. Under these Additional Subscription Agreements, the Company agreed to issue and sell to the Additional Subscribers 5,682,586 shares of Common Stock at a purchase price of $5.00 per share in a private placement on substantially similar terms as the Initial Subscription Agreements (the “Additional PIPE Financing” and, together with the Initial PIPE Financing, the “PIPE Financings”). The Company received net proceeds after issuance costs of approximately $518 million from the PIPE Financings.

The Company also issued 14,530,063 shares of Common Stock as compensation to certain advisors in connection with the PIPE Financings.

Accounting for the Merger

Pursuant to the Merger Agreement, the stockholders of Nakamoto Holdings received 22,321,143 shares of Common Stock as consideration for the Merger. Such shares of Common Stock were issued on August 14, 2025, based on the fair value of $1.12 per share, resulting in total consideration of $24,999,679. The stock price of $1.12 per share was determined based on the price of the Company’s Common Stock in the PIPE Financings that closed on the same date, in which the Company issued 346,192,232 shares of Common Stock. The Company concluded that the $1.12 per share price used in the PIPE Financings more accurately represented the fair value of the Common Stock on the acquisition date than the closing market price of $15.02 per share reported on the Nasdaq Stock Market.

In accounting for the transaction, the Company concluded that (i) Nakamoto Holdings was a variable interest entity at the acquisition date (“VIE”) under ASC 810, “Consolidation”, as its pre-Merger equity capitalization was (by design) not sufficient to finance its activities without additional subordinated financial support, and (ii) Nakamoto was the primary beneficiary. As such, Nakamoto recognized a $59,753,811 loss on the acquisition measured as the difference between the fair value of the consideration transferred and the net amount of Nakamoto Holdings’ identifiable assets and liabilities measured in accordance with ASC 805, which was primarily comprised of the put option liability.

Loss on Acquisition Calculation

As discussed above, the Company recognized a loss of $59,753,811 on the acquisition of Nakamoto Holdings in accordance with ASC 810-10-30, calculated as the difference between the sum of the fair value of the consideration paid and the net amount of the VIE’s identifiable assets and liabilities recognized and measured in accordance with ASC 805.

The recognized loss on the acquisition as of August 14, 2025 was calculated as follows:

August 14, 2025
Fair value of equity consideration	$24,999,679
Less: Assets acquired	(188,569)
Add: Liabilities assumed (excluding the put option liability)	7,628,701
Add: Put Option liability	27,314,000
Loss on acquisition of Nakamoto Holdings	$59,753,811

Call Option Asset – BTC Marketing and Sales Agreement

In connection with the Merger, the Company assumed a Marketing and Sales Agreement from Nakamoto Holdings (the “BTC Media Agreement”) with BTC Media LLC (“BTC Media”). The BTC Media Agreement provides for certain marketing and promotional rights and includes put and call options (collectively, the “Options”) that permit either the Company to acquire, or BTC Media to sell, an equity interest in BTC Media. The call/put option had an exercise period of 36 months beginning with the date of the merger.

If exercised, the Options would be settled through the issuance of shares of Common Stock, with the number of shares determined based on BTC Inc’s enterprise valuation (calculated as BTC Media’s EBITDA multiplied by an agreed upon multiple) divided by the PIPE Financing price of $1.12 (“the call consideration”).

The Company analyzed the put and call options in the BTC Media Agreement under the relevant accounting guidance, including ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”.

Based on that analysis, the Company concluded that the put and call options should be considered a non-derivative asset or liability in accordance with ASC 815-40 and should therefore be re-measured to fair value at the end of each reporting period. As of the date the transaction, the Company concluded that the call/put option was a liability with a fair value of $27,314,000. Further, upon re-measurement of the call/put option as of December 31, 2025, the Company determined that the fair value of the call/put option resulted in a $199,060,000 call option asset on the consolidated balance sheets. The $226,374,000 change in fair value was recognized as a gain in the consolidated statement of operations under Non-operating income (expense) during the year ended December 31, 2025 and was primarily the result of the decrease in fair value the Company’s Common Stock as of December 31, 2025 as compared to the fair value as of August 14, 2025.

As discussed in Note 14, the Company considers BTC Inc to be a related party as it has significant influence over that entity. To that extent, the Company determined that the call option should not be considered in-substance Common Stock (resulting in recognition using the equity method investment) as the call option does not have risks and rewards that are substantially similar to an investment in that entity’s common stock.

NOTE 4—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid assets and other current assets consisted of the following at December 31, 2025 and 2024:

	December 31,
	2025	2024
Prepaid assets	$2,171,164	$190,878
Insurance Accounts receivable, net	2,815	36,850
Inventories, net	-	4,300
Total prepaid assets and other current assets	$2,173,979	$232,028

NOTE 5—DIGITAL ASSETS

The Company holds Bitcoin on its balance sheet as part of its Bitcoin operating strategy. The cost basis of Bitcoin sold or otherwise disposed of is determined using the FIFO method, whereby the cost of the earliest acquired Bitcoin is used to calculate realized gains and losses upon disposal.

Digital assets consisted of the following at December 31, 2025:

	December 31, 2025
Digital assets held:	Units	Cost Basis	Fair Value
Bitcoin	5,342	$631,392,027	$467,549,622

As of December 31, 2025, 3,717 of the Company’s 5,342 Bitcoin were pledged as collateral in connection with an outstanding loan with a third-party lender (see Note 9). The pledged Bitcoin cannot be rehypothecated, loaned, or sold by the lender under the terms of the collateral arrangement. The remaining Bitcoin are held with a third-party custodian and are considered under the Company’s control.

The fair value of the pledged Bitcoin subject to this contractual sale restriction was approximately $325,300,000 as of December 31, 2025. The restriction remains in effect through the maturity of the loan on December 4, 2026. The restriction would lapse upon full repayment of the outstanding loan balance.

The following table presents a reconciliation of the Company’s Bitcoin activity for the year ended December 31, 2025:

Beginning balance, January 1, 2025	$-
Additions	681,247,326
Dispositions	(47,603,797)
Net loss on changes in fair value of digital assets	(166,093,907)
Ending balance, December 31, 2025	$467,549,622

During the year ended December 31, 2025, additions to the Company’s Bitcoin digital assets consisted primarily of open market purchases of Bitcoin using proceeds from the PIPE Financings (see Note 3). Dispositions during the period consisted primarily of sales of Bitcoin for cash to fund strategic investments totalling approximately $45,700,000 and transfers of Bitcoin as noncash consideration for the purchase of other assets totalling approximately $1,900,000. The Company recognized a realized loss in 2025 on the dispositions of Bitcoin of approximately $2,200,000.

NOTE 6—INVESTMENTS

Treasury B.V.

On September 4, 2025, Nakamoto Holdings, the Company’s wholly-owned subsidiary, made an investment in Treasury B.V., a private limited liability company under the laws of the Netherlands (the “Minority Investment”). In connection with the Minority Investment, Nakamoto Holdings entered into a Private Deed of Issuance by and among Treasury, Stichting Administratiekantoor Treasury, a foundation under the laws of the Netherlands (“Stichting”), and Nakamoto, pursuant to which Treasury agreed to issue to Stichting 1,363,027 (the “Issuance”) ordinary shares of Treasury, par value €0.01 (the “Treasury Shares”), in exchange for €12,835,870.08 (approximately $15.0 million). In connection with the Minority Investment, Stichting issued 1,363,027 depositary receipts, representing each of the Treasury Shares, to Nakamoto Holdings in exchange for a subscription price of approximately €9.42 (approximately $10.98) per depositary receipt, for an aggregate of €12,835,870.08 (approximately $15.0 million) to be paid directly to Treasury by Nakamoto Holdings in USD Coin (USDC).

The Company owns approximately 31.9% of the outstanding equity interest in Stichting and approximately 27.6% of Treasury on a look-through basis. The Company concluded that it has significant influence over Treasury and accounts for its investment under the equity method in accordance with ASC 323. The Company records its proportionate share of Treasury’s net income or loss on a one-quarter lag.

As of December 31, 2025, the carrying amount of the investment is $14,982,929. For the year ended December 31, 2025, the Company recorded an unrealized loss on investment of $17,071 in Loss on investments in the consolidated statements of operations.

Metaplanet Inc.

On September 9, 2025, Nakamoto Holdings, a wholly-owned subsidiary of the Company, made a commitment to purchase up to $30 million of shares of common stock of Metaplanet Inc. (the “Metaplanet Stock”), a corporation organized under the laws of Japan, (TSE: 3350) (OTC: MTPLF) (“Metaplanet”), in connection with Metaplanet’s previously announced international equity financing (the “International Offering”).

Nakamoto Holdings paid a purchase price of $3.751 per share for a total of 8,000,000 shares of Metaplanet Stock. The International Offering closed on September 17, 2025. No separate share purchase agreement or subscription document was required to be signed by the Company in connection with its commitment.

Although both David Bailey, Nakamoto’s Chief Executive Officer and Chairman of the Board, and Tyler Evans, Nakamoto’s Chief Investment Officer, hold certain advisory and board positions with Metaplanet, management concluded that Nakamoto Holdings does not exercise significant influence over Metaplanet’s operating or financial policies. As such, the investment in Metaplanet is recognized at fair value in accordance with ASC 321.

As the Metaplanet Stock is publicly traded on the Tokyo Stock Exchange, the investment has a readily determinable fair value. Therefore, the investment is measured at fair value with changes in fair value recognized in net income. To that extent, the investment was initially recorded at its cost basis of $30,007,992 as of the investment date. As of December 31, 2025, the carrying amount of the investment is $20,714,391. For the year ended December 31, 2025, the Company recorded an unrealized loss on investment of $9,293,601, inclusive of a loss on foreign currency re-measurement of $1,709,104, in Loss on investments on the consolidated statements of operations. As of December 31, 2025, the Company owned 8,000,000 shares of Metaplanet Stock. In Q1 2026, the Company sold 5,000,000 shares of its Metaplanet stock for approximately $11.1 million.

Future AG

On October 29, 2025, Nakamoto Holdings entered into a convertible loan agreement (the “Convertible Loan”) with Future Holdings AG, a Swiss stock corporation, (“Future”), pursuant to which Nakamoto advanced 55.65 Bitcoin (approximately $5.7 million) to Future. The Convertible Loan bore zero interest and had a 12-month maturity date with mandatory conversion into registered shares of Future upon satisfaction of certain conditions.

The Convertible Loan represented an unsecured, unsubordinated obligation of Future ranking pari passu with all other unsecured and unsubordinated of obligations. Nakamoto did not have significant influence over Future operating or financial policies.

On December 24, 2025, the Convertible Loan was unwound and Nakamoto received $5,042,424 in full settlement. The Company recognized a loss on investment of $605,073 in Loss on investments in the consolidated statements of operations for the year ended December 31, 2025. As of December 31, 2025, the Company has no remaining investment in Future.

NOTE 7—DISAGGREGATION OF REVENUES

The Company’s revenues are disaggregated based on revenue type, including (i) patient care services related to medical evaluation and treatment, (ii) product retail sales, and (iii) service affiliate agreements.

The Company’s net revenues for the years ended December 31, 2025 and 2024 are disaggregated as follows:

	For the Years Ended December 31,
	2025	2024
Patient care services	$1,811,940	$2,616,018
Product retail sales	1,479	71,712
Service affiliate agreements	7,896	32,110
Total revenues	$1,821,315	$2,719,840

NOTE 8—LEASES

Operating Leases

The Company leases medical clinic and corporate office facilities under operating lease arrangements with remaining lease terms ranging from approximately one to seven years. Certain leases include renewal options that may be exercised at the Company’s discretion. The Company’s leases do not include material residual value guarantees or restrictive covenants.

The following was included in the balance sheets at December 31, 2025 and 2024:

	December 31,
	2025	2024
Operating lease right-of-use assets	$482,553	$641,651

Operating lease liabilities, current portion	130,050	138,743
Operating lease liabilities, long-term	365,966	496,017
Total operating lease liabilities	$496,016	$634,760

Weighted-average remaining lease term (years)	4.9	5.8
Weighted average discount rate	7.8%	9.0%

The components of net lease expense consisted of the following for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Operating lease expense	$205,252	$139,390
Variable lease expense	(88)	8,365
Total lease expense	205,164	147,755
Sublease (income)	-	-
Total net lease expense	$205,164	$147,755

Operating lease right-of-use assets is included within “Other non-current assets” on the accompanying consolidated balance sheets. Cash payments included in the measurement of operating lease liabilities were $166,320 and $149,029 for the years ended December 31, 2025 and 2024, respectively. The decrease in respective periods was primarily due to the closing of redundant office locations.

Estimated future minimum payments of operating leases for the next five years consists of the following at December 31, 2025:

Year Ending December 31,	Amount
2026	$164,150
2027	86,366
2028	87,444
2029	83,886
2030	86,404
Thereafter	88,996
Total	597,247
Less: imputed interest	(101,231)
Total operating lease liabilities	$496,016

Finance Leases

On April 22, 2024, the Company entered into an equipment financing lease to purchase medical equipment for $10,976, which matures in July 2029. The Company paid off the equipment financing lease in 2025.

The following was included in the balance sheets at December 31, 2025 and 2024:

	December 31,
	2025	2024
Leased medical equipment (property and equipment)	$10,976	$10,976
Less: accumulated depreciation	(3,842)	(1,646)
Total leased medical equipment, net	$7,134	$9,330

Finance lease liabilities, current portion	-	2,030
Finance lease liabilities, long-term	-	7,615
Total finance lease liabilities	$-	$9,645

Weighted-average remaining lease term (years)	-	4.6
Weighted average discount rate	-%	2.0%

NOTE 9—DEBT

Promissory Note

On May 12, 2025, the Company entered into a non-interest bearing promissory note in favor of BTC Inc with a principal amount up to $1,750,000 (the “BTC Note”). Pursuant to the terms of the BTC Note, BTC Inc could make advances to the Company in an aggregate principal amount not to exceed $1,750,000, with individual advances capped at $350,000 in any calendar month. The BTC Note matured on the Closing Date. The Company did not draw any proceeds against the BTC Note and the BTC Note was terminated on August 14, 2025.

Convertible Debenture

On May 12, 2025, and in conjunction with the Merger with Nakamoto Holdings, see Note 3, the Company entered into the Debenture Purchase Agreement with the Convert Investor, under which, the Company agreed to sell and issue to the Convert Investor the Convertible Debenture in the aggregate principal amount of $200 million in exchange for cash or Bitcoin equal to 96.0% of the Principal Amount (the “Debt Financing”). The aggregate financing costs included, resulted in a debt discount of $8,150,000.

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

The Convert Investor could convert all or any portion of the principal amount of the Convertible Debenture, together with any accrued and unpaid interest, at an initial conversion rate of $2.80, which was subject to a one-time down round only reset. The Convert Investor was not permitted to convert the Convertible Debenture to the extent that the shares of Common Stock issuable upon conversion of the Convertible Debenture would exceed 19.99% of the Company’s outstanding shares immediately prior to executing the Debenture Purchase Agreement without prior stockholder approval.

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

The Company evaluated the Convertible Debenture for potential embedded derivatives under ASC 815, “Derivatives and Hedging”. The Company concluded that the only potential embedded features were (i) the conversion option and (ii) the Company’s optional redemption provisions. After concluding that the embedded features satisfied the separation criteria in ASC 815-15-25, the Company then assessed the embedded options to determine whether they satisfied the scope exception outlined in ASC 815-40. To that extent, the Company concluded that the embedded features were both indexed to their stock and could be classified in stockholders’ equity. As such, the embedded options were not bifurcated and accounted for separately.

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

The Company executed its option of redemption, effective on September 29, 2025. As of December 31, 2025, the Convertible Debenture was fully repaid and there was no outstanding principal or accrued interest related to the Convertible Debenture.

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

Management deemed, under the guidance of ASC 470-50, “Debt-Modifications and Extinguishments”, that the satisfaction of the Convertible Debenture with the funds from the Naka Credit Facility qualified for debt extinguishment accounting. As a result, the Company recorded debt restructuring costs of $13,469,182 in Non-operating income (expense) on the consolidated statements of operations for the year ended December 31, 2025. The outstanding amount under the Naka Credit Facility was reduced to $0 with proceeds from a loan entered into on October 6, 2025 (see Loan Agreement below). The Naka Credit Facility is an uncommitted guidance line of credit and will remain open and available to Naka for future borrowings through September 30, 2026.

As of the date of this filing, the Naka Credit Facility remains open and has no principal drawn against it.

Antalpha Loan Agreement

On October 6, 2025, Naka entered into a Master Loan Agreement with Antalpha Digital Pte. Ltd. a private company organized under the laws of Singapore (“Holder”) (such Master Loan Agreement being referred to as, the “Loan Agreement”). The Holder extending a term loan facility in an aggregate principal amount of 206,000,000 USDT (the “Loan”), bearing interest of 7.0% per annum.

The Loan had an initial maturity date of November 6, 2025, subject to an optional maturity date extension of an additional 30 days at the election of Naka. Naka elected to extend the maturity date to December 6, 2025. The obligations under the Loan Agreement were secured solely by Bitcoin or other digital assets agreed to by Naka and Holder, and were subject to customary affirmative and negative covenants, loan-to-value requirements, representations and warranties, and events of default. The collateral for the Loan was held by Holder.

Naka used the proceeds of the Loan to satisfy its existing obligations in full under that certain Naka Credit Facility, between the Company and Holder and for expenses incurred in connection with the Loan Agreement. As of December 31, 2025, the Loan was fully repaid and there was no outstanding principal or accrued interest related to the Loan.

Kraken Loan Agreement

On December 3, 2025, the Company, through its subsidiary Nakamoto Holdings, entered into a Master Loan Agreement with Payward Interactive, Inc., a Florida corporation, doing business as Kraken (“Kraken”) (the “Kraken Loan Agreement”), pursuant to which Nakamoto Holdings may, from time to time, borrow fiat or digital currencies on the terms set forth therein and in the related loan term sheets entered into thereunder. The Kraken Loan Agreement contains customary conditions, initial collateral requirements, collateral maintenance and liquidation mechanics, and early return and recall rights. The obligations under the Kraken Loan Agreement are prepayable at the option of Nakamoto Holdings, provided that, prepayments made prior to the six-month anniversary of the initial funding date shall be subject to a make-whole payment for such six-month period.

On December 4, 2025, Nakamoto Holdings and Kraken executed an initial term sheet (the “Initial Term Sheet”) under the Kraken Loan Agreement or a fixed-term loan of 93,000,000 USDT bearing a fee of 8.00% per annum, maturing on December 4, 2026 (the “Initial Loan”). On December 9, 2025, Nakamoto and Kraken executed a second term sheet (the “Second Term Sheet”) for a fixed-term loan of 210,000,000 USDT, which amount includes the Initial Loan balance (the “Kraken Loan”), bearing a fee of 8.00% per annum, maturing on December 4, 2026. The Second Term Sheet amends and supersedes the Initial Term Sheet in its entirety and confirms that the Initial Loan was deemed repaid and subsequently transferred to Nakamoto Holdings pursuant to the Second Term Sheet. The Kraken Loan is secured solely by 3,717 Bitcoin (the “Kraken Collateral”) as of December 31, 2025. On February 5, 2026, the Company pledged an additional 688 Bitcoin to Kraken to meet ongoing collateral maintenance requirements.

Nakamoto Holdings used the proceeds of the Kraken Loan to satisfy its existing obligations in full under that certain Loan with Antalpha Digital Pte. Ltd., dated as of October 6, 2025. Management deemed, under the guidance of ASC 470-50, “Debt-Modifications and Extinguishments”, that the satisfaction of the Loan with the funds from the Kraken Loan, qualified for debt extinguishment accounting. As a result, the Company recorded debt restructuring costs of $1,253,449 in Non-operating income (expense) on the consolidated statements of operations for the year ended December 31, 2025.

The Company classifies USDT as a nonfinancial intangible digital asset in accordance with ASC 350-60. Due to the Kraken Loan being denominated and repayable in USDT, it contains an embedded derivative representing the Company’s exposure to changes in the USDT/USD exchange rate. The Company evaluated the embedded derivative under ASC 815-15-25-1 and determined that all three bifurcation criteria are met for the USDT settlement feature. However, because USDT traded at $1.00 on both funding dates, the fair value of the embedded derivative was $0 at inception. The Company assessed the materiality of the embedded derivative at inception and at December 31, 2025, and concluded that its effect is not material to the consolidated financial statements. Accordingly, the embedded derivative is not presented as a separate line item on the balance sheet; the carrying value of the Kraken Loan is presented on a net basis reflecting the cumulative remeasurement of the embedded derivative.

The Kraken Loan was initially recognized at $210,000,000, representing the USD-equivalent of 210,000,000 USDT received at the prevailing exchange rate of $1.00 on the funding date. The host debt contract is carried at historical cost. The embedded derivative is remeasured at fair value at each reporting date under ASC 815, with changes in fair value recognized in Other income, net on the consolidated statement of operations. At December 31, 2025, the USDT/USD exchange rate was $0.99827, resulting in an unrealized gain of $363,300. The net carrying value, inclusive of unamortized debt issuance costs of $79,086, of the Kraken Loan on the consolidated balance sheet at December 31, 2025, was $209,557,614.

Prepayments made prior to June 4, 2026, are subject to a make-whole payment equal to the interest that would have accrued from the prepayment date through June 4, 2026. No prepayment penalty applies after June 4, 2026.

Other Loans Payable

On December 25, 2023, the Company entered into a loan agreement with a third-party in the amount of $79,975 for total cash proceeds of $70,000. The loan matured on June 25, 2025. The Company recorded a debt discount of $9,975, which was amortized under the effective interest method at an effective interest rate of 25.6%. As of December 31, 2025, the outstanding principal balance of the loan payable was paid in full.

On December 26, 2023, the Company entered into a loan agreement with a third-party in the amount of $285,573 for total cash proceeds of $249,300. The loan matured on June 26, 2025. The Company recorded a debt discount of $36,273, which was amortized under the effective interest method at an effective interest rate of 15.0%. As of December 31, 2025, the outstanding principal balance of the loan payable paid in full.

NOTE 10—STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2025 and 2024, the Company was authorized to issue 10,000,000 preferred shares. As of December 31, 2025 and 2024, the Company had no preferred shares issued and outstanding.

Common Stock

On May 20, 2025, the board of directors of the Company and a majority of the stockholders of the Company approved the Second Amended and Restated Articles of Incorporation (the “Amended Articles”), which became effective upon filing with the Utah Division of Corporations on August 11, 2025. The Amended Articles increase the authorized shares of Common Stock to 10,000,000,000, from 100,000,000, among other changes.

As of December 31, 2025 and 2024, the Company was authorized to issue 10,000,000,000 and 100,000,000 common shares, respectively. As of December 31, 2025, the Company had 439,950,632 and 437,946,327 shares of Common Stock issued and outstanding, respectively. As of December 31, 2024, the Company had 6,050,148 and 6,029,648 common shares issued and outstanding, respectively. At December 31, 2025, the Company had 71,704,975 pre-funded warrants to purchase shares of common stock remaining unexercised (see Note 3) and for a description of the terms of the Pre-Funded Warrants see the Warrants section below. The shares underlying the unexercised Pre-Funded Warrants are included in the computation of basic and diluted earnings per share due to their nominal exercise price and unconditional right to receive shares upon exercise.

During the years ended December 31, 2025 and 2024, the Company issued shares of common stock in connection with various transactions, including its merger with Nakamoto Holdings (see Note 3), PIPE Financings (see Note 3), the acquisition of intangible assets, the initial public offering (see below), and stock-based compensation agreements (see Note 11). See the Warrants and At-the-Market Offerings sections below for additional detail on shares issued in connection with warrant exercises and the ATM program.

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

On June 3, 2024, in accordance with the terms of the 10% OID promissory note agreements, the Company issued each note holder common stock equal to the principal amount of the notes at the IPO price of $5.50 per share, totalling 80,808 shares of restricted common stock, with a fair value of $214,949 or $2.66 per share. These shares are subject to a 90-day lock-up agreement from the date of issuance.

The common stock and tradeable warrants are trading on the Nasdaq Global Market, under the symbols “NAKA” and “NAKAW,” respectively.

At-The-Market Offering

On August 26, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC; Cantor Fitzgerald & Co.; B. Riley Securities, Inc.; The Benchmark Company, LLC; Canaccord Genuity LLC; Cohen & Company Capital Markets (a division of Cohen & Company Securities, LLC); Craig-Hallum Capital Group LLC; Needham & Company, LLC; and Yorkville Securities, LLC (each, an “Agent” and collectively, the “Agents”).

Pursuant to the Sales Agreement, the Company may, at its option and from time to time, offer and sell shares of its Common Stock, through the Agents having an aggregate gross sales price of up to $5,000,000,000.

For the year ended December 31, 2025, the Company sold 1,362,340 shares of Common Stock at an average price of $4.15 per share, for aggregate cash proceeds of $5,659,975, net of issuance costs.

Treasury Stock

As of December 31, 2025, the Company held 2,004,305 shares in treasury at a total cost of $749,003 and as of December 31, 2024, held 20,500 shares in treasury at a total cost of $22,145.

Warrants

The Company has issued warrants to purchase shares of common stock in connection with its initial public offering (see above) and PIPE financing (see Note 3). All warrants are classified as equity.

As of December 31, 2025, the Company has 72,293,476 warrants outstanding with the following terms:

Warrant Type:	Number of Shares Indexed	Exercise Price (Strike Price)	Settlement Date / Expiration Date	Settlement Method
IPO Warrants:
Public tradeable warrants	384,936	$6.33	June 3, 2029	Cash or cashless (at holder’s election)
Public non-tradeable warrants(1)	203,565	$6.33	June 3, 2029	Cash or cashless (at holder’s election)
PIPE Warrants:
Pre-funded warrants – PIPE	71,704,975	$0.001	N/A	Cash or cashless
Total warrants outstanding	72,293,476	$0.05

(1)	Public non-tradeable warrants allow the holder to purchase one-half of one share of the Company’s common stock.

Shares Issued Upon Warrant Exercise During 2025

●	62,095,798 shares upon the cashless exercise of PIPE pre-funded warrants with no cash proceeds.
●	1,456,008 shares upon the cash exercise of IPO warrants for proceeds of $9,216,534.
●	55,312 shares upon the cashless exercise of warrants with no cash proceeds.

Total cash proceeds from warrant exercises during 2025 were $9,216,534.

Settlement Terms

Warrant holders control all settlement methods. Warrants may be settled through:

1.	IPO Public Tradeable Warrants: (i) Physical settlement by paying $6.33 per share in cash, (2) cashless exercise where shares issued are reduced based on the spread between market price and exercise price using VWAP, or (3) upon a fundamental transaction (merger, sale of substantially all assets, or change in control), holders may require the Company to purchase warrants for cash equal to Black-Scholes value.
2.	IPO Public Non-Tradeable Warrants: (i) Physical settlement by paying $6.33 per one-half share in cash, (2) cashless exercise where shares issued are reduced based on the spread between market price and exercise price using VWAP, or (3) upon a fundamental transaction (merger, sale of substantially all assets, or change in control), holders may require the Company to purchase warrants for cash equal to Black-Scholes value.
3.	Pre-funded warrants: (i) Physical settlement by paying $0.001 per share in cash or (2) cashless exercise (mandatory if registration statement is unavailable). In a fundamental transaction, holders receive the same consideration as common stockholders (no cash buyout option).

The maximum shares that could be issued upon exercise of all outstanding warrants is 72,191,693 shares. Fewer shares may be issued if cashless exercise is elected.

NOTE 11—STOCK-BASED COMPENSATION

Share Option Plan

The Company’s equity incentive plans (the “2022 Plan” and the “2025 Plan”), which are shareholder approved, provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), restricted stock awards (“RSAs”), stock awards, and performance shares to employees, officers, directors, and consultants of the Company and its affiliates.

The 2022 Plan initially authorized 150,000 shares of common stock for issuance, with an automatic increase on April 1st of each calendar year (from 2022 through 2031) equal to the lesser of (i) 4% of the total shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (ii) a smaller number of shares as determined by the administrator. As of December 31, 2025, 431,216 shares remain available for future grants under the 2022 Plan.

The 2025 Plan initially authorized 37,611,971 shares of common stock for issuance, with a potential increase on January 1st of each calendar year equal to 5% of the outstanding shares on December 31st of the prior year, provided, that the Board or Compensation Committee of the Board may, in its discretion, reduce the amount by which the plan increases. As of December 31, 2025, 21,856,173 shares remain available for future grants under the 2025 Plan.

Stock Option Awards

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those options are determined by the Administrator and specified in the individual award agreements; generally have a contractual term of 10 years (5 years for ISOs granted to 10% stockholders); and are generally able to be terminated 3 - 12 months after the termination of service.

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model that uses assumptions in the following tables. Because Black-Scholes option valuation models incorporate ranges of assumptions for inputs, these ranges are disclosed. Expected volatilities are primarily based on historical volatilities of peer group companies as the Company has limited history as a public company. The Company uses the simplified approach to estimate option exercise term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

In applying the Black-Scholes option pricing model to the options issued, the Company used the following assumptions:

	December 31, 2025	December 31, 2024
Risk free interest rate	4.1%	3.6% - 4.4%
Expected term (years)	2.7 - 5.5	2.5 – 6.5
Expected volatility	164.4% - 223.2%	101.3% - 199.4%
Expected dividends	0.0%	0.0%

Below is a table summarizing the changes in stock options outstanding during the years ended December 31, 2025 and 2024:

	Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2024	144,210	$3.11
Granted	167,473	3.93
Forfeited	(18,914)	3.72
Outstanding at December 31, 2025	292,769	$3.54
Exercisable at December 31, 2025	259,054	$3.61

The weighted average grant date fair value of options granted during the years ended December 31, 2025 and 2024 was $3.71 and $1.17, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $0 and $0, respectively.

Stock-based compensation expense for options of $569,818 and $105,817 was recorded during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the remaining unrecognized compensation cost related to non-vested options is $419,725.

As of December 31, 2025, the outstanding stock options have a weighted average remaining contractual life of 7.7 years and a total intrinsic value of $0.

Restricted Stock Awards

During 2025, the Company granted 15,898,579 restricted stock awards to employees and directors with various vesting terms ranging from immediate vesting to vesting over four years. The weighted-average grant date fair value was $1.08 per share, determined by the Company’s closing stock price on the respective grant dates.

A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2025, and changes during the year then ended is presented below:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2024	-	$-
Granted	15,898,579	1.08
Vested	(129,743)	1.46
Forfeited	(112,781)	1.33
Nonvested at December 31, 2025	15,656,055	$1.08

The total fair value of restricted stock awards that vested during the year ended December 31, 2025 was $189,058.

During 2025, the Company recognized stock-based compensation expense of $1,789,105 related to RSAs. As of December 31, 2025, unrecognized compensation cost was $15,186,700 expected to be recognized over a weighted-average period of 3.0 years.

NOTE 12—FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein represent management’s best estimate of fair value as of and during the year ended December 31, 2025.

Equity Securities – Metaplanet, Inc. The Company measures its investment in Metaplanet, Inc. at fair value on a recurring basis. The fair value of the Metaplanet Stock is based on quoted market prices on the Tokyo Stock Exchange, translated into U.S. dollars using the spot exchange rate at the balance sheet date. Due to the fair value being derived from observable and unadjusted quoted prices in active markets for identical assets, the measurement is classified as a Level 1 input in the fair value hierarchy.

Digital Assets. The Company holds digital assets, primarily Bitcoin, which are measured at fair value on a recurring basis in accordance with ASC 350-60. The fair value of the Company’s digital assets is determined using quoted prices on Anchorage Digital, the Company’s principal digital asset platform. Due to the fair value being derived from observable and unadjusted quoted prices in active markets for identical assets, the measurement is classified within Level 1 of the fair value hierarchy.

Call Option – Related Party. The call option asset represents the Company’s right to acquire an equity interest in BTC Media (see Note 3). The fair value of the call option asset is measured using a correlated Monte Carlo simulation model, which incorporates significant unobservable inputs, including management’s estimates regarding expected cash flows, probability of exercise, equity volatility for BTC Inc and the Company’s common stock, expected term, risk-free rate, discount for lack of marketability, correlation coefficient, and other assumptions that market participants would use in pricing the obligation. Due to the valuation relying on unobservable inputs, the asset is classified within Level 3 of the fair value hierarchy. Generally, increases in equity volatility or correlation coefficient would result in a higher fair value of the asset, whereas increases in discount for lack of marketability would result in a lower fair value.

The following tables present the Company’s assets measured at fair value on a recurring basis as of December 31, 2025:

Assets	Level 1	Level 2	Level 3	Total
Equity securities – Metaplanet, Inc.	$20,714,391	$-	$-	$20,714,391
Digital assets	467,549,622	-	-	467,549,622
Call option - related party	-	-	199,060,000	199,060,000
Total assets at fair value	$488,264,013	$-	$199,060,000	$687,324,013

There were no transfers between Level 1, Level 2, or Level 3 during the periods presented.

The following table presents the changes in Level 3 assets measured at fair value for the year ended December 31, 2025:

Call Option
Balance, December 31, 2024	$-
Initial recognition as liability	(27,314,000)
Change in fair value recognized in earnings	226,374,000
Balance, December 31, 2025	$199,060,000

The call option was initially recognized as a liability at fair value on August 14, 2025. During the year ended December 31, 2025, the fair value of the call option increased significantly due primarily to a significant decrease in the fair value of the Company’s common stock, resulting in the instrument transitioning from a liability position at inception to an asset position of $199,060,000 at December 31, 2025. The total change in fair value for the year ended December 31, 2025, was a gain on $226,374,000, reported in Change in fair value of call option - related party in the consolidated statements of operations.

The following table presents quantitative information about the significant unobservable inputs used in the Company’s Level 3 fair value measurements as of December 31, 2025:

Instrument	Valuation Technique	Significant Unobservable Inputs	Input(s) Used
Call option asset	Correlated Monte Carlo Simulation	Equity volatility – BTC Inc	71.9%
		Equity volatility - Nakamoto	79.9%
		Expected term	Through January 30, 2026
		Risk-free rate	3.67%
		Discount for lack of marketability	5.3%
		Correlation coefficient	0.90

NOTE 13—INCOME TAXES

As of December 31, 2025 and 2024, the Company had net operating loss carry forwards of $48,059,205 and $4,615,303, respectively, that may be available to reduce future years’ taxable income. As of December 31, 2025, the Company has a net deferred tax asset of $13,964,902.

Deferred income tax assets and liabilities at December 31, 2025 and 2024, consisted of the following temporary differences and carry-forward items:

	December 31, 2025	December 31, 2024
Deferred tax assets
Deductible temporary differences, net	$9,828,985	$974,718
Loss carryforwards	48,059,205	4,615,303
Expected tax rate	24.6%	24.6%
Total deferred tax assets	14,237,311	1,374,838

Deferred tax liabilities
Deductible temporary differences, net	1,107,601	989,890
Expected tax rate	24.6%	24.6%
Total deferred tax liabilities	272,409	243,459

Deferred tax valuation allowance	(13,964,902)	(1,131,379)
Net deferred tax asset	$-	$-

The components for the income tax expense:

	December 31, 2025	December 31, 2024
Taxable income
Financial statement pretax loss	$(52,228,923)	$(3,239,916)
Non-deductible expenses	48,465	8,978
Total taxable income	(52,180,458)	(3,230,938)

Decrease (increase) in taxable temporary differences	(117,711)	(756,932)
Increase in deductible temporary differences	8,854,267	912,718
Federal taxable loss	$(43,443,902)	$(3,075,152)

The valuation allowance roll forward as of December 31 is as follows:

	2025	2024
Beginning balance	$1,131,379	$359,434
Increase due to current year activity	12,833,523	771,945
Ending balance	$13,964,902	$1,131,379

The schedule of effective tax rate reconciliation is as follows:

Year ended December 31,	2025		2024
Federal statutory rate	21.0%	$10,968,074	21.0%	$(680,382)
State income tax rate, net of federal benefit	3.6%	1,877,369	3.6%	(116,459)
Permanent differences	(0.0)%	(11,920)	(0.1)%	2,208
Effect of tax rate change	0.0%	-	(0.7)%	22,688
Change in valuation allowance	(24.6)%	(12,833,523)	(23.8)%	771,945
	0.0%	$-	0.0%	$-

Digital assets, in general are treated as property for U.S. Federal income tax purposes. However, the Company recognizes that digital assets can be tokenized in which case the underlying asset being tokenized would govern the tax treatment. As such, the Company generally does not recognize tax impacts on the unrealized gain or losses from digital assets. The Company generally incurs tax impacts when digital assets are sold or exchanged.

Cash paid for income taxes, net of refunds, was $0 and $0 for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits and did not have any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next twelve months. The valuation allowance represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Utah. The Company’s tax years 2022 to current year remain open to examination by the major taxing authorities.

NOTE 14—RELATED PARTY TRANSACTIONS

As described in Note 3, the Company acquired Nakamoto Holdings during August of 2025. As part of the acquisition, the Company assumed a BTC Media Agreement, which included both a i) call option to acquire the outstanding shares of BTC Inc and ii) a corresponding put option allowing BTC Inc to sell all of their outstanding shares to Nakamoto based on a to be determined amount of issued Nakamoto common shares (i.e. “the call consideration amount”). The Company determined that BTC Inc should be considered a related party as David Bailey, Nakamoto’s Chief Executive Officer and Chairman of the Board and Tyler Evans, Nakamoto’s Chief Investment Officer, are also a director of the board and chief executive officer and chief investment officer of BTC Inc, respectively, and therefore have significant influence over that entity. To comply with the requirements of Rule 4-08(k) of Regulation S-X and ASC 850, the Company has presented both the put option liability and change in put option liability as related party amounts in its consolidated financial statements as of and for the year ended December 31, 2025.

During 2025, the Company incurred approximately $1,263,906 included in General and administrative expenses in the Consolidated Statements of Income with BTC Inc under a marketing and services agreement in which BTC Inc provides marketing and other administrative support. As of December 31, 2025, $570,152 was owed to BTC Inc.

NOTE 15—SEGMENT INFORMATION

The Company operates two reportable segments: Bitcoin Operations and Healthcare Operations.

●	Bitcoin Operations: Manages the Company’s digital asset treasury strategy, including acquiring and holding Bitcoin and other digital assets, as well as related investment activities.
●	Healthcare Operations: Provides outpatient services through clinics and telemedicine platforms.

Prior to 2025, the Company operated as a single reportable segment of Healthcare Operations. In 2025, following the Merger (see Note 3), the Company established the Bitcoin Operations segment. The Company now evaluates performance based on these two reportable segments, with corporate overhead reported separately as Other.

The Company evaluates segment performance based on operating income (loss) which represents revenues less operating expenses attributable to each segment.

The following tables represent our results by segment information for the year ended December 31, 2025:

	Bitcoin Operations	Healthcare	Other(1)	Total

Revenue	$-	$1,821,315	$-	$1,821,315

Operating expenses:
Compensation	349,098	4,710,456	6,028,501	11,088,055
General and administrative	718,869	4,157,646	6,885,858	11,762,373
Depreciation	-	82,895	-	82,895
Other operating expenses	-	17,582	-	17,582
Change in fair value of digital assets	166,225,876	(131,969)	-	166,093,907
Gain/loss on investments, net	9,915,745	-	-	9,915,745
Total operating expenses	$177,209,588	$8,836,610	$12,914,359	$198,960,557
Segment operating loss	$(177,209,588)	$(7,015,295)	$(12,914,359)	$(197,139,242)

(1)	The Company included the revenue and operating expenses allocated to Other to show the rollup to the consolidated statement of operations for the year ended December 31, 2025.

2025
Total segment loss	$(184,224,883)
Corporate expenses	(12,914,359)
Operating loss	(197,139,242)
Other income, net	73,342
Interest expense	(7,060,581)
Change in fair value of call option - related party	226,374,000
Debt restructuring costs	(14,722,631)
Loss on acquisition of Nakamoto Holdings	(59,753,811)
Loss before income taxes	$(52,228,923)

The following tables represent segment information for the year ended December 31, 2024:

	Bitcoin Operations	Healthcare Operations(1)	Other	Total

Revenue	$-	$2,719,840	$-	$2,719,840

Operating expenses:
Compensation	-	3,562,405	-	3,562,405
General and administrative	-	1,907,055	-	1,907,055
Depreciation	-	136,606	-	136,606
Other operating expenses	-	460,545	-	460,545
Total operating expenses	$-	$6,066,611	$-	$6,066,611
Segment operating loss	$-	$(3,346,771)	$-	$(3,346,771)

(1)	In 2024, the Company operated as a single reportable segment (Healthcare Operations) and did not separately track or allocate corporate overhead expenses. All operating expenses are reflected in the Healthcare Operations segment. Beginning in 2025 after the Merger with Nakamoto Holdings, the Company began separately tracking corporate expenses following the establishment of the Bitcoin Operations segment.

F-27

2024
Total segment loss	$(3,346,771)
Corporate expenses	-
Operating loss	(3,346,771)
Other income, net	161,461
Interest expense	(393,448)
Debt restructuring costs	(38,889)
Loss before income taxes	$(3,617,647)

The following table represents assets by segment as of December 31, 2025 and 2024:

	Bitcoin Operations	Healthcare Operations(1)	Total

Segment assets, 2025	$508,406,818	$2,083,184	$510,490,002
Segment assets, 2024	-	3,677,992	3,677,992

(1)	In 2024, the Company operated as a single reportable segment (Healthcare Operations). All assets are shown under Healthcare Operations as assets were not allocated between segment-specific and corporate in 2024. Beginning in 2025, the Company began separately tracking corporate assets.

	2025	2024
Total assets for reportable segments	$510,490,002	$3,677,992
Other assets	220,117,752	-
Consolidated total	$730,607,754	$3,677,992

NOTE 16—SUBSEQUENT EVENTS

Acquisitions of BTC Inc and UTXO Management GP, LLC

On February 16, 2026, the Company entered into (i) an Agreement and Plan of Merger (the “BTC Merger Agreement”) with BTC Inc., a Delaware corporation, and (ii) an Agreement and Plan of Merger (the “UTXO Merger Agreement”) with UTXO Management GP, LLC, a Tennessee limited liability company (“UTXO”). On February 20, 2026, the Company completed both mergers (together, the “Mergers”).

BTC Inc Merger. Pursuant to the BTC Merger Agreement, BTC Inc became a wholly-owned subsidiary of the Company. At closing, all outstanding shares of BTC Inc common stock and preferred stock were converted into the right to receive an aggregate of 259,886,237 shares of the Company’s Common Stock. Additionally, the Company reserved 78,427,012 shares of Common Stock for issuance in connection with fully-vested BTC Inc stock options assumed by the Company, which were accelerated and converted at an exchange ratio of 137 shares of Common Stock per share of BTC Inc common stock, with exercise prices adjusted proportionally to preserve the economic value of each option. Of the shares issued as BTC Inc. merger consideration, 24,835,418 shares were withheld as holdback shares to support post-closing purchase price adjustments and indemnification obligations. Based on the closing price of the Company’s Common Stock of $0.248 on February 19, 2026, the aggregate value of the BTC Inc merger consideration, net of aggregate option exercise prices, was approximately $75.1 million.

UTXO Merger. Pursuant to the UTXO Merger Agreement, UTXO became a wholly-owned subsidiary of the Company. At closing, all outstanding equity interests of UTXO were converted into the right to receive an aggregate of 26,481,860 shares of the Company’s Common Stock, of which 2,648,186 shares were withheld as holdback shares to support post-closing purchase price adjustments and indemnification obligations. Based on the closing price of the Company’s Common Stock of $0.248 on February 19, 2026, the aggregate value of the UTXO merger consideration was approximately $6.6 million.

The Company is in the process of completing its preliminary purchase price allocation for both acquisitions. As the Mergers closed subsequent to the balance sheet date, the initial accounting for these business combinations, including the fair value of assets acquired and liabilities assumed, had not been finalized as of the date these financial statements were issued.

Sale of Metaplanet Stock

In Q1 2026, the Company sold 5,000,000 shares of its Metaplanet stock for approximately $11.1 million.

Sale of Bitcoin

In March 2026, the Company sold approximately 284 Bitcoin for $20 million.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15-d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act. Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified material weaknesses related to the following:

●	Segregation of duties. The Company did not maintain adequate segregation of duties within certain finance and accounting processes, including with respect to the preparation, review, and approval of journal entries.
●	Accounting and finance resources. The Company did not maintain sufficient in-house finance and accounting personal with appropriate experience in designing, implementing, operating and documenting effective internal controls over financial reporting commensurate with the Company’s financial reporting requirements.
●	Formal policies, procedures and risk assessment. The Company did not maintain adequately formalized and documented policies and procedures for certain key financial reporting processes, including a formal risk assessment process and sufficient documentation evidencing the performance and review of certain recurring controls, including the completeness and accuracy of information used in the operation of such controls.

Notwithstanding the material weaknesses described above, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Progress on Plan of Remediation of Material Weaknesses

Management, with the oversight of the Audit Committee, has begun implementing, and intends to continue implementing, measures designed to remediate the material weaknesses described above. These measures include:

●	Strengthening the finance and accounting organization, including through the hiring of additional personnel with public company and internal controls experience, such as both a Chief Financial Officer and a Chief Accounting Officer in December 2025;

●	Engaging external advisors and consultants, as needed to assist with financial reporting risk assessment, control design, documentation and remediation activities, such as increasing in-house resources within the finance department potentially through additional hires in roles involved in key internal controls, a change in the mix of responsibilities assigned to in-house resources vs those provided by vendors, as well as sharing of certain resources across the business of Nakamoto, including those recently acquired in the Mergers;

●	Developing accounting policies and procedures for key financial reporting processes;

●	Enhancing documentation and evidentiary support for the operation and review of recurring controls; and

●	Continuing to improve process-level oversight, accountability and responsibility for internal controls across the organization.

The material weaknesses will not be considered remediated until the applicable controls have been designed and implemented, operate for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively. Management may also determine that additional remediation measures are required.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

Rule 10b5-1 Trading Plans During the three months ended December 31, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table and biographical information that follows provide certain information about directors and officers. Such information is current as of March 23, 2026.

The information presented below for each director includes the specific experience, qualifications, attributes and skills that led us to the conclusion that such individual should be nominated to serve on our Board in light of our business, and that each director offers significant individual attributes and contributions important to our Board’s overall composition and functioning.

There is no family relationship between any of our executive officers, directors, or director nominees.

Name	Age	Position	Date of Appointment
David Bailey	35	Chief Executive Officer, Chairman	August 2025
Teresa Gendron	56	Chief Financial Officer	December 2025
Amanda Fabiano	39	Chief Operating Officer	August 2025
Tyler Evans	34	Chief Investment Officer	August 2025
Tim Pickett	47	Chief Medical Officer and Director	December 2019
John Dalton	44	Chief Accounting Officer and Controller	December 2025
Andrew Creighton	53	Chief Commercial Officer	August 2025
Perianne Boring	38	Independent Director	August 2025
Charles P. Blackburn	45	Independent Director	August 2025
Greg Xethalis	48	Independent Director	August 2025
Mark Yusko	62	Independent Director	August 2025

Biographies of Directors and Officers

David Bailey, age 35, has served as our Chief Executive Officer and Chairman of the Board since August 14, 2025. Mr. Bailey brings over a decade of experience in finance and entrepreneurship, and is a co-founder of BTC Inc, where he served as chief executive officer from February 2015 to November 2025 and has served as a director since its founding in November 2015. From September 2019 to February 2026, Mr. Bailey has served as a General Partner at UTXO Management, LLC, a wholly-owned subsidiary of the Company (“UTXO Management”). Mr. Bailey also holds board positions at Moon Inc (HK Asia Holdings Limited), the Bitcoin Policy Institute and RTB Digital Inc. Mr. Bailey holds a Bachelor of Arts in Finance and Entrepreneurship from the University of Alabama Honors College. We believe Mr. Bailey is qualified to serve as a member of our Board due to his extensive experience in the Bitcoin, asset management and media industries.

Teresa Gendron, age 56, has served as our Chief Financial Officer and Treasurer since December 8, 2025. Ms. Gendron brings more than a decade of experience in financial leadership at public companies. She previously served as Chief Financial Officer of Markel Group Inc., a publicly traded insurance and investments company listed on the New York Stock Exchange, from March 2023 to December 2023. Prior to that, she served as Chief Financial Officer of Jefferies Financial Group Inc., a publicly traded financial services company listed on the New York Stock Exchange, from September 2014 to March 2023. Since July 2021, she has served as a director and Audit Committee member of Hillman Solutions Corp., a publicly traded company, where she also served on the Nominating and Corporate Governance Committee from July 2021 to May 2022. Ms. Gendron holds a bachelor’s degree in accounting from the University of Virginia, and a Master of Business Administration from Georgetown University.

Amanda Fabiano, age 39, has served as our Chief Operating Officer since August 14, 2025. Ms. Fabiano brings extensive leadership and operational experience in the Bitcoin industry. She is the co-founder of Second Gate Advisory, where she advises Bitcoin and Bitcoin mining companies. She previously held roles as the Head of Mining at Galaxy Digital from 2020 to 2023 and Director of Bitcoin Mining at Fidelity Investments from 2013 to 2020. She serves as a Board Member of Terawulf Inc. (NASDAQ: WULF). Mrs. Fabiano holds a Bachelor’s degree in Sociology with a concentration in Criminal Justice from the University of Massachusetts Dartmouth.

Tyler Evans, age 34, has served as our Chief Investment Officer since August 14, 2025. Mr. Evans brings extensive executive, investing and technology leadership experience, including his current role as a director of BTC Inc and as the Chief Investment Officer and a director of UTXO Management. Mr. Evans is a co-founder of both BTC Inc and UTXO Management, and previously served as a director of BTC Inc from August 2014 through November 2025, as an officer of BTC Inc from August 2014 through February 2026 and as a managing partner of UTXO Management from September 2019 to February 2026. Mr. Evans holds board positions at Metaplanet Inc., Smarter Web Company PLC, Matador Inc., and BTC Inc. Mr. Evans holds a Bachelor of Science in Chemical Engineering from the University of Alabama.

Tim Pickett, MPAS-C, age 47, has served as a member of our Board since he founded the Company in 2019. He is also our Chief Medical Officer and prior to August 2025 served as the Chief Executive Officer of the Company since 2019. He graduated from the University of Utah with a Master’s Degree in Physician Assistant Studies (2014). Mr. Pickett previously worked in General Surgery, Trauma, and Emergency Medicine for Steward Medical Group’s Physician Group of Utah (PGU) from 2014 to October, 2020. His experience in surgery and critical care shaped his view of the opioid crisis. Mr. Pickett lobbies governments for improved legislation for non-opioid medicine access and is an advocate for the practical use of safe, evidence-based alternatives in medical treatment. His experience in successfully taking Kindly MD, Inc. public and leading the merger with Nakamoto Holdings brings invaluable institutional memory and a deep understanding of public company operations. We believe Mr. Pickett is qualified to serve as a member of our Board due to his experience as chief executive officer of a public company and in complex healthcare operations.

John Dalton, age 44, has served as our Chief Accounting Officer and Controller since December 8, 2025. Prior to his appointment, Mr. Dalton served as Chief Financial Officer of Jefferies Finance LLC from July 2023 to September 2025, and previously served as Vice President and Co-Controller of Jefferies Financial Group Inc., a publicly traded financial services company listed on the New York Stock Exchange, from November 2022 to May 2023. Prior to the corporate consolidation of Jefferies Financial Group Inc. and Jefferies Group LLC, Mr. Dalton served as Vice President, Controller and Chief Accounting Officer of Jefferies Financial Group Inc. from September 2015 to November 2022. Mr. Dalton holds a Bachelor of Business Administration from James Madison University and is a Certified Public Accountant in the Commonwealth of Virginia.

Andrew Creighton, age 53, has served as our Chief Commercial Officer since August 14, 2025. Mr. Creighton brings over two decades of executive leadership and experience. Mr. Creighton has served as Interim Chief Commercial Officer/Corporate Development at BTC Inc from April 2024 to February 2026. He is also the owner of Advice by AC, LLC, a consulting firm, and has held advisory roles with several companies, including Seed Health LLC, Commune Media LLC, VICE Holdings Inc., and NeuBio LLC. Mr. Creighton has served as a board member of The Michael J. Fox Foundation for Parkinson’s Research since January 2016. He holds a B.Sc. Honors in Physics from Manchester University, UK.

Perianne Boring, age 38, has served on our Board since August 14, 2025. She is a Partner at Off the Chain Capital, an investment firm focused on blockchain and digital asset opportunities. Ms. Boring is the Founder and former Chief Executive Officer of The Digital Chamber, a 501(c)(6) trade association representing the blockchain industry, where she served from May 2014 to May 2025 and now chairs its board of directors. Ms. Boring holds a bachelor’s degree in Economics from the University of Florida. We believe Ms. Boring is qualified to serve as a member of our Board due to her decade of leadership and operational experience in the Bitcoin and digital asset industries.

Charles P. Blackburn, age 45, has served on our Board since August 14, 2025. Mr. Blackburn has been the Founding Partner of Elevate Capital, an accounting-firm platform focused on partnering with and scaling values-driven firms, since August 2025. Since 2014, Mr. Blackburn has been an investor partner at NueCura Partners, a Nashville-based angel investment firm focused on early-stage healthcare companies. From November 2019 to August 2025, he served as a director at Cherry Bekaert Advisory, a national accounting firm. Mr. Blackburn currently sits on the Advisory Board at Spintel, a music-focused technology company where he has served as an advisor since May 2022, and at Monarrch, an AI company focused on royalties, where he has served as an advisor since March 2025. Mr. Blackburn holds a bachelor’s degree in Management Information Systems from the University of Mississippi and a Master of Business Administration from Western Governors University. We believe Mr. Blackburn is qualified to serve as a member of our Board due to his financial expertise and experience in capital formation and corporate development.

Greg Xethalis, age 48, has served as a member of our Board since August 14, 2025. Mr. Xethalis brings two decades of experience as a corporate and regulatory attorney, including through his role as General Counsel of SEC-registered investment advisor Multicoin Capital Management, LLC since 2021, and his 13 years as an attorney in the Bitcoin and digital assets spaces. Prior to joining Multicoin Capital Management, Mr. Xethalis was a partner in the investment management and fintech practices at Chapman and Cutler LLP from May 2019 to July 2021. Mr. Xethalis has served as a director of the Blockchain Association, Inc. since January 2025, as a director of the DeFi Education Foundation since May 2024, and as a Senior Lecturing Fellow for Duke University School of Law, where he has taught FinTech and Blockchain Law and Policy, beginning in January 2022. Mr. Xethalis holds a Juris Doctor from Fordham University School of Law and a Bachelor’s degree in American Studies from Vanderbilt University. We believe Mr. Xethalis is qualified to serve as a member of our Board due to his experience as a corporate and regulatory lawyer in the Bitcoin and financial industry.

Mark Yusko, age 62, has served as a member of our Board since August 14, 2025. He brings over two decades of experience in providing investment management services to institutional and qualifying clients, including through his roles as Chief Executive Officer, Chief Investment Officer and Managing Partner of Morgan Creek Capital Management, LLC, an SEC-registered investment adviser, roles he has held since July 2004, and as Managing Partner at Morgan Creek Digital since June 2018. He has served as a director of Metaplanet Inc. since March 2024. Mr. Yusko holds a Master of Business Administration from the University of Chicago, and a Bachelor of Science from the University of Notre Dame. We believe Mr. Yusko is qualified to serve as a member of our Board due to his extensive experience in the financial industry and past senior leadership roles.

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

Family Relationships

There are no family relationships between our officers and members of our Board.

CORPORATE GOVERNANCE

We are committed to good governance practices. Our governance practices seek to ensure that we conduct our affairs in a manner that matches the high standards we have set for our people, products, and services. We believe that good governance builds integrity and trust, strengthens the accountability of our Board, management and employees and promotes the long-term interests of our stockholders.

Affirmative Determinations Regarding Director and Nominee Independence

Nasdaq listing standards require that a majority of the Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The definition also includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of the director’s family members has engaged in various types of business dealings with us. To help determine whether a director is independent, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Our Board has determined that each of the following directors satisfies our independence standards, Nasdaq’s listing standards, and applicable SEC rules: Mr. Charles P. Blackburn, Ms. Perianne Boring, Mr. Greg Xethalis, and Mr. Mark Yusko.

Director Nomination Process

The nominating and corporate governance committee of the Board (the “Nominating and Corporate Governance Committee”) recommends nominees for our Board consistent with the criteria determined by our Board. The Nominating and Corporate Governance Committee may receive recommendations from other directors and executives and may, when appropriate, seek assistance from third-party search firms with respect to identifying and vetting qualified candidates for the Board’s consideration. The Nominating and Corporate Governance Committee will also consider nominations from any person (or group) who has (or collectively if a group have) held more than 3% of the Company’s voting securities for longer than one year, and from stockholder(s) to the extent the nomination complies with all procedures and includes all information about the candidate(s) required by our bylaws. Nominations from stockholder(s) that are made in accordance with these procedures and include all required information (such as (i) information about each prospective director nominee as would have been required to be included in a proxy statement filed pursuant to the rules of the SEC had the prospective director nominee been nominated by the Board, and (ii) that the prospective director nominee has consented to be named, if nominated, as a nominee and, if elected, to serve as a director) will be considered by the Nominating and Corporate Governance Committee in accordance with the criteria discussed above and in the same manner as other nominations, and the Nominating and Corporate Governance Committee will present its recommendation to our Board.

Board Leadership Structure

David Bailey serves as our Chief Executive Officer and Chairman of our Board. We do not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as we believe it is in the best interests of our Company to make that determination based on the position and direction of the Company and membership of our Board.

Our Board has determined that having our Chief Executive Officer serve as Chairman of our Board is in the best interest of our stockholders at this time. This structure makes the best use of our Chief Executive Officer’s extensive knowledge of our Company and our industry, as well as fostering greater communication between our management team and the members of the Board.

Executive Sessions

Our Board meets regularly in executive sessions without any members of management who are not also directors present. In addition, the independent directors on our Board also meet in executive session.

Attendance at Meetings

Regular meetings of our Board are held at such times as our Board may determine. In addition, special meetings of our Board may be called by the chair of the Board, chief executive officer of the Company, or at least two directors.

In fiscal year 2025, our Board held 19 meetings, the audit committee of the Board (the “Audit Committee”) held four meetings and the compensation committee of the Board (the “Compensation Committee”) held one meeting separate from the regularly scheduled Board meetings. The Nominating and Corporate Governance Committee did not hold a meeting separate from the regularly scheduled Board meetings. Each director attended more than 87% of the aggregate of the total number of meetings of the Board (held during the period for which he or she has been a director) and more than 66% of the aggregate of the total number of meetings held by all committees of the Board on which he or she served (during the periods that he or she served). Our Board and its committees also act from time to time by written consent in lieu of meetings.

Although we do not have a formal policy regarding attendance by members of our Board at our annual meeting of stockholders, we encourage our directors to attend. All members of the Board were present for our annual meeting of stockholders held on December 8, 2025.

Role of the Board in Risk Oversight

Our Board oversees, with management, the various risks we face. Our Board and management consider risks in all aspects of our Company, including our business strategy, operations, and our overall business.

Our Board dedicates a portion of at least one meeting each year to evaluating and discussing risk, risk mitigation strategies and the Company’s internal control environment. Topics examined include, but are not limited to, strategic, operational, financial and compliance risks. Our Board’s risk oversight also includes an annual review of our strategic plan. Because overseeing risk is an ongoing process and inherent in our strategic decisions, our Board also receives input from senior management and considers risk at other times in the context of specific proposed actions.

In addition to our Board’s risk oversight responsibility, the Board’s committees are also charged with overseeing risks within their areas of responsibility and reviewing with the Board significant risks identified by management and management’s response to those risks. For example, our Audit Committee oversees legal and compliance matters and helps to assess the adequacy of our risk-related internal controls. Our Compensation Committee reviews and approves our executive compensation program, and considers relevant goals and objectives to assist with its determinations. In addition, our Nominating and Corporate Governance Committee assesses risks relating to our corporate governance practices and the independence of our Board.

While our Board is actively involved in overseeing our risk management process, management is responsible for assessing and managing risk on a day-to-day basis. Our Board focuses on our general risk management strategy and helps ensure that appropriate risk mitigation strategies are implemented by management. Certain departments, such as accounting, finance, legal, and individuals within other departments, focus on specific risks associated with different aspects of our business, from regulatory, environmental, and financial risks to commercial and strategic risks. Senior members of management responsible for risk management report regularly to the appropriate Board committee or the Board, as appropriate. Our Board believes its administration of its risk oversight function has not negatively affected our Board’s leadership structure.

Cybersecurity Risk Management and Strategy

With respect to cybersecurity risk oversight, see Item 1C. Cybersecurity for a description of our cybersecurity risk-management processes and Board-level oversight arrangement.

Board Committees

Our Board has established the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The composition and responsibilities of each committee are described below. Our Board may establish from time to time any other committees that it deems necessary or desirable. Members serve on these committees until their resignation or until otherwise determined by our Board. A copy of each committee’s charter, each of which complies with the applicable requirements of current SEC and Nasdaq rules, may be found in the “Investors” section of our website: www.nakamoto.com in the “Governance” subsection.

The following table sets forth the members of each standing committee of our Board as of March 23, 2026:

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
David Bailey(1)
Charles P. Blackburn	C	*
Perianne Boring	*		*
Tim Pickett(2)
Greg Xethalis	*	C
Mark Yusko			C

* Member

C Chairperson

(1) Mr. Bailey does not serve on a committee and is our Chief Executive Officer and Chairman of the Board.

(2) Mr. Pickett does not serve on a committee and is our Chief Medical Officer.

Audit Committee

The Audit Committee oversees our accounting and financial reporting processes and the audits of our financial statements. The Audit Committee consists of Charles P. Blackburn, Perianne Boring and Greg Xethalis. Charles P. Blackburn serves as the chair of the Audit Committee.

Our Board has determined that Charles P. Blackburn, Perianne Boring and Greg Xethalis are independent under the applicable rules of the SEC and Nasdaq for Audit Committee membership. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of Nasdaq. Our Board has determined that Charles P. Blackburn qualifies as an “audit committee financial expert” as defined in the applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations.

The primary functions of the Audit Committee include:

●	monitoring the integrity of the Company’s financial reporting process and systems of internal controls regarding finance, accounting and legal compliance;
●	monitoring the independence and performance of the Company’s independent auditors and the Company’s accounting personnel;
●	providing an avenue of communication among the independent auditors, management, the Company’s accounting personnel, and the Board;
●	appointing and providing oversight for the independent auditors engaged to perform the audit of the financial statements;
●	discussing the scope of the independent auditors’ examination;

●	reviewing the financial statements and the independent auditors’ report;
●	reviewing areas of potential significant financial risk to the Company;
●	monitoring compliance with legal and regulatory requirements;
●	soliciting recommendations from the independent auditors regarding internal controls and other matters;
●	making recommendations to the Board;
●	resolving any disagreements between management and the auditors regarding financial reporting;
●	preparing the report required by Item 407(d) of Regulation S-K, as required by the rules of the Securities and Exchange Commission; and
●	performing other related tasks as requested by the Board.

The Audit Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities, and it has direct access to the independent auditors as well as anyone in the organization. The Audit Committee has the ability to retain, at the Company’s expense, special legal, accounting, or other consultants or experts it deems necessary in the performance of its duties.

Compensation Committee

The Compensation Committee approves, or recommends to our Board, policies relating to compensation and benefits for our officers and employees. The Compensation Committee consists of Greg Xethalis and Charles P. Blackburn. Greg Xethalis serves as the chair of the Compensation Committee.

Our Board has determined that Greg Xethalis and Charles P. Blackburn are independent under the applicable rules and regulations of Nasdaq for Compensation Committee membership and that each also qualifies as a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

The principal functions of the Compensation Committee include, among other things:

●	developing recommendations for the Board with respect to the compensation of the Company’s Chief Executive Officer and non-employee directors;
●	discharging the responsibilities of the Board relating to the approval of the compensation of the Company’s executive officers, other than the Chief Executive Officer;
●	making determinations with respect to the compensation programs and policies of the Company; and
●	reviewing executive compensation disclosures in our SEC filings.

The Compensation Committee has the authority to obtain, at the expense of the Company, advice and assistance from internal or external legal, consulting or other advisors.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee identifies and recommends individuals qualified to serve as directors of the Company and on committees of the Board. The Nominating and Corporate Governance Committee consists of Mark Yusko and Perianne Boring. Mark Yusko serves as the chair of the Nominating and Corporate Governance Committee.

Our Board has determined that Mark Yusko and Perianne Boring are independent under the applicable rules and regulations of Nasdaq for Nominating and Corporate Governance Committee membership.

The principal functions of the Nominating and Corporate Governance Committee include:

●	to oversee the administration of the Company’s Code of Ethics and related policies;
●	to lead the search for individuals qualified to become members of the Board and to select director nominees to be presented for election by the stockholders at each annual meeting. The Committee shall select individuals as director nominees who shall have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment and who shall be most effective, in conjunction with the other nominees to the Board, in collectively serving the long-term interests of the stockholders;

●	to ensure, in cooperation with the Compensation Committee, that no agreements or arrangements are made with directors or relatives of directors for providing professional or consulting services to the Company or an affiliate or an individual officer of the Company or one of their affiliates, without appropriate review and evaluation for conflicts of interest;
●	to ensure that Board members do not serve on more than three other for-profit public company boards that have a class of securities registered under the Securities Exchange Act of 1934 in addition to the Company’s board. Newly appointed or elected directors shall have a grace period of nine (9) months to gain compliance with this condition;
●	to review the Board’s committee structure and to recommend to the Board for its approval, directors to serve as members of each committee as well as recommendations for committee chairs. The Committee shall review and recommend committee positions, including chairs of such committees, annually and shall recommend additional committee members to fill vacancies;
●	to review recommendations received from stockholders for persons to be considered for nomination to the Board, and to designate a member of the Committee to receive such communications directly from stockholders, and to publish the name and contact information of such person in the Company’s proxy statement for each of its annual meeting of stockholders;
●	to monitor compliance with the Company’s corporate governance guidelines. The Committee shall review the guidelines at least annually, and recommend changes as necessary to the Board;
●	to develop and implement an annual self-evaluation of the Board, both individually and as a Board, and of its committees. The Committee shall oversee the annual self-evaluations, with a focus on the effectiveness of the directors, Board, and committees as representative of the stockholders;
●	to review and recommend changes to procedures whereby stockholders may communicate with the Board;
●	to assess the independence of directors annually and report to the Board; and
●	to recommend to the Board for its approval, the leadership structure of the Board, including whether the Board should have an executive or non-executive Chair, whether the roles of Chair and Chief Executive Officer should combine, and whether a lead director of the Board should be appointed.

The Nominating and Corporate Governance Committee has the authority to obtain, at the expense of the Company, advice and assistance from search firms and internal or external legal, consulting, or other advisors.

Special Committee

On October 29, 2025, the Board formed a special committee (the “Special Committee”), comprised only of independent and disinterested directors of the Board, for the purpose of reviewing and approving the BTC Merger and UTXO Merger. The Special Committee held one meeting in 2025 and consisted of Perianne Boring, Greg Xethalis and Mark Yusko.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Greg Xethalis and Charles P. Blackburn. None of our executive officers currently serves nor in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our Board.

Amended and Restated Insider Trading Policy

The Company has adopted the amended and restated insider trading policy (the “Amended and Restated Insider Trading Policy”) governing the purchase, sale and other dispositions of the Company’s securities by directors, officers, employees, consultants, and independent contractors (including any such person’s family members who reside with them, who are financially dependent on them, or who are subject to such person’s influence or control) of the Company and its subsidiaries (the “Applicable Persons”). The Company believes that the Amended and Restated Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and the applicable Nasdaq listing standards. The Amended and Restated Insider Trading Policy also prohibits Applicable Persons from engaging in the following transactions:

●	short-term trading (selling any of the Company’s securities of the same class for at least six months after purchase, except pursuant to certain non-discretionary transactions);

●	short sales (selling any of the Company securities that they do not own at the time of the sale);

●	options trading (buying or selling puts or calls or other derivative securities on the Company’s securities);

●	trading on margin or pledging (holding the Company’s securities in a margin account or pledging them as collateral for a loan); and

●	hedging (entering into hedging or monetization transactions or similar arrangements with respect to the Company’s securities).

The Amended and Restated Insider Trading Policy was filed as Exhibit 19.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 15, 2025.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all directors, officers and employees of the Company and its subsidiaries. The Code of Ethics and Business Conduct is available on the Company’s website, www.nakamoto.com.

Corporate Governance Guidelines

The Board has adopted corporate governance guidelines in accordance with the corporate governance rules of Nasdaq.

Director or Officer Involvement in Certain Legal Proceedings

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

Directors’ and Officers’ Limitation of Liability, Indemnification, and Insurance

The DGCL authorizes corporations to limit or eliminate, subject to specified conditions, the personal liability of directors and officers to corporations and their stockholders for monetary damages for breach of their fiduciary duties. Our amended and restated certificate of incorporation limits the liability of our directors and officers to the fullest extent permitted by Delaware law.

We have director and officer liability insurance to cover liabilities our directors and executive officers may incur in connection with their services to us. Our amended and restated certificate of incorporation and our amended and restated bylaws also provide that we will indemnify and advance expenses to any of our directors and executive officers who, by reason of the fact that they are one of our directors or executive officers, is a party or is threatened to be made a party to or is otherwise involved in any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative. We will repay certain expenses incurred by a director or officer in connection with any civil, criminal, administrative, or investigative action or proceeding in advance of its final disposition, subject to receipt of an undertaking to repay all amounts so advanced if it is ultimately determined by final judicial decision from which there is no further right to appeal that such person is not entitled to be indemnified. Such indemnifiable expenses include, to the maximum extent permitted by law, attorneys’ fees, judgments, fines, ERISA excise taxes or penalties, amounts paid in settlement, and other expenses reasonably incurred or suffered in connection with legal proceedings. A director or officer will not receive indemnification unless such person has met the applicable standard of conduct set forth in the Delaware General Corporation Law.

We have entered into indemnification agreements with each of our directors and executive officers. These agreements provide that we will, among other things, indemnify and advance expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred in any threatened, pending, or completed action, suit, or proceeding, including any action by us arising out of such person’s services as our director, executive officer, agent, or advisor. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

Such limitation of liability and indemnification does not affect the availability of equitable remedies. In addition, we have been advised that, in the opinion of the SEC, indemnification for liabilities arising under the Securities Act, is against public policy as expressed in the Securities Act and is therefore unenforceable.

The Company maintains insurance on behalf of any person who is or was a director, officer, employee, or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, enterprise, or nonprofit entity against any liability asserted against them and incurred by them in any such capacity, or arising out of their status as such, whether or not the Company would have the power to indemnify such person against such liability under the provisions of the DGCL.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on review of forms filed in the SEC’s EDGAR database, all Section 16(a) requirements applicable to persons who were officers, directors and greater than 10% stockholders during the preceding fiscal year were complied with and satisfied on a timely basis, except for the following: (i) a late Form 3 was filed on October 7, 2025 for Eric Weiss that disclosed no beneficial ownership of securities, (ii) a late Form 4 was filed on August 19, 2025 for Andrew Creighton with respect to Common Stock received in 2025 pursuant to the Merger, and (iii) a late Form 4 was filed on August 22, 2025 for Tyler Evans with respect to Common Stock received in 2025 pursuant to the Merger.

ITEM 11. Executive Compensation

We are currently considered an “emerging growth company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures regarding executive compensation for our last completed fiscal year. Further, our reporting obligations extend only to named executive officers (“NEOs”) which are the individuals who served as principal executive officers and the next two most highly compensated executive officers at the end of the most recent fiscal year.

Our current NEOs were not appointed until 2025 and, therefore, did not have executive compensation for the year ended December 31, 2024. Our former Chief Executive Officer, Tim Pickett, was an NEO during 2024 and for part of 2025 until the appointment of our current NEOs in August 2025.

Summary Compensation Table

The table below sets forth, for our last two fiscal years, the compensation of our officers.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($)		Stock Options ($)		All Other Compensation ($)		Total ($)
David Bailey, Chief Executive Officer	2025	$267,204	(1)	$250,000	(2)	$999,999	(3)	$–		$55,715	(4)	$1,572,918
	2024	$–		$–		$–		$–		$–		$–
Tyler Evans, Chief Investment Officer	2025	$190,278	(5)	$381,000	(6)	$799,999	(3)	$–		$55,715	(4)	$1,426,992
	2024	$–		$–		$–		$–		$–		$–
Amanda Fabiano, Chief Operating Officer	2025	$179,032	(7)	$753,125	(8)	$5,499,998	(3)(9)	$–		$86,893	(4)	$6,519,048
	2024	$–		$–		$–		$–		$–		$–
Tim Pickett, Chief Medical Officer	2025	$268,829	(10)	$61,026	(11)	$169,023	(12)	$27,164	(13)	$161,051	(14)	$687,093
	2024	$214,134	(10)	$100,208	(11)	$62,144	(12)	$92,497	(13)	$136,315	(14)	$605,299

(1)	Reflects the aggregate consulting fees actually paid to BTC Consulting, LLC, an entity controlled by Mr. Bailey (“BTC Consulting”), under the consulting agreement dated August 14, 2025, by and between BTC Consulting and the Company (the “BTC Consulting Agreement”) pursuant to which Mr. Bailey serves as Chief Executive Officer and provides strategic leadership services to the Company. The BTC Consulting Agreement provides that the Company shall pay BTC Consulting an annual consulting fee of $700,000.

(2)	BTC Consulting was eligible to receive and did receive a one-time signing bonus in the amount of $250,000. In addition, BTC Consulting was eligible to receive an annual cash-based incentive bonus with a target of up to $2,100,000, subject to performance metrics established by the Board and prorated for the partial year of service in 2025. BTC Consulting agreed to forego any incentive compensation with respect to 2025.
(3)	On September 22, 2025, each of Messrs. Bailey and Evans and Ms. Fabiano were awarded 751,879, 601,503, and 751,879 restricted stock units (“RSUs”), respectively. Messrs. Bailey and Evans RSUs time-vest over a four (4) year period, with no vesting during the first twelve (12) months following August 15, 2025 (the “Cliff Period”), and thereafter twenty-five percent (25%) of the RSUs shall vest upon completion of the Cliff Period, with the remaining seventy-five percent of the RSUs (75%) vesting in equal quarterly installments over the subsequent thirty six (36) months, subject to their continued service to the Company through each applicable vesting date. Ms. Fabiano’s RSUs time-vest over a three (3) year period, with no vesting during the Cliff Period, and thereafter twenty-five percent (25%) of the RSUs shall vest upon completion of the Cliff Period, with the remaining seventy-five percent (75%) of the RSUs vesting in equal quarterly installments over the subsequent twenty four (24) months, subject to Ms. Fabiano’s continued service to the Company through each applicable vesting date.
(4)	The amounts included in “All Other Compensation” includes certain security protections we provide Messrs. Bailey and Evans and Ms. Fabiano. The amount shown represents the costs of personal and home security services provided in 2025.
(5)	Reflects the aggregate base salary actually paid to Mr. Evans under his employment agreement with the Company dated August 14, 2025 (the “Evans Employment Agreement”), pursuant to which he serves as Chief Investment Officer. The Evans Employment Agreement provides that the Company shall pay Mr. Evans an annual salary of $500,000.
(6)	Mr. Evans was eligible to receive a one-time signing bonus in the amount of $250,000. The first $125,000 installment of Mr. Evans’ signing bonus was paid in 2025 and the second installment of $125,000 will be paid in 2026 subject to Mr. Evans’ continued service through the payment date. In addition, Mr. Evans was eligible to receive an annual cash-based incentive bonus with target levels up to $1,500,000 subject to performance metrics established by the Board and prorated for the partial year of service in 2025. Mr. Evans received an incentive bonus in the amount of $256,000, $100,000 of which was paid in the form of cash and the remainder was paid in the form of a fully vested restricted stock grant of 600,000 shares of Common Stock. Mr. Evans agreed to forego any incentive compensation in excess of $256,000 with respect to 2025.
(7)	Reflects the aggregate consulting fees actually paid to Second Gate Advisory LLC, an entity controlled by Amanda Fabiano (“Second Gate”), under the consulting agreement dated August 14, 2025, by and between Second Gate and the Company (the “Second Gate Consulting Agreement”), pursuant to which Amanda Fabiano serves as Chief Operating Officer. The Second Gate Consulting Agreement provides that the Company shall pay Second Gate an annual consulting fee of $450,000.
(8)	Second Gate was eligible to receive and did receive a one-time signing bonus in the amount of $5,000,000, with $500,000 payable in cash and the remainder in RSUs. In addition, Second Gate was eligible to receive an annual cash-based incentive bonus with target levels up to $675,000, subject to performance metrics established by the Board and prorated for the partial year of service in 2025. Second Gate was awarded an incentive bonus in the amount of $253,125 for 2025.
(9)	On September 22, 2025 Ms. Fabiano was awarded 3,383,458 RSUs that time-vest over a three (3) year period, with no vesting during the Cliff Period, and thereafter twenty-five percent (25%) of the RSUs shall vest upon completion of the Cliff Period, with the remaining seventy-five percent (75%) of the RSUs vesting in equal quarterly installments over the subsequent twenty four (24) months, subject to Ms. Fabiano’s continued service to the Company through each applicable vesting date. Notwithstanding the foregoing, the RSUs and shares subject thereto were contingent upon Ms. Fabiano causing Second Gate to assign or otherwise transfer certain business arrangements to the Company, which the Compensation Committee and the Board deemed satisfied on March 25, 2026.
(10)	Reflects the aggregate base salary actually paid to Mr. Pickett under his employment agreement with the Company dated September 15, 2023 (the “Pickett Employment Agreement”), pursuant to which he served as Chief Executive Officer until August 14, 2025. Since August 14, 2025, Mr. Pickett has served as Chief Medical Officer.
(11)	Mr. Pickett was eligible to receive a performance bonus payment, which includes semi-annual bonus payments equal to or greater than 12.5% of his base salary. Mr. Pickett was awarded a performance bonus in the amount of $100,208 for 2024 and $61,026 for 2025.
(12)	Mr. Pickett was eligible to receive grants of restricted stock of the Company equal to or greater than 50% of his annual base salary or such amounts determined by the Board. On December 31, 2024, Mr. Pickett received 17,858 shares of restricted stock. In addition, Wade Rivers, LLC, an entity that is beneficially owned by the Wade Rivers Trust, for which Mr. Pickett serves as investment trustee, received 32,258 shares of restricted stock on December 31, 2024. For 2025, Mr. Pickett received restricted stock awards of 28,780 shares on May 12, 2025 and received restricted stock awards totalling 54,653 shares on September 22, 2025. In addition, Mr. Pickett received 37,593 RSUs on September 22, 2025 that time-vest over a four (4) year period, with no vesting during Cliff Period, and thereafter twenty-five percent (25%) of the RSUs shall vest upon completion of the Cliff Period, with the remaining seventy-five percent of the RSUs (75%) vesting in equal quarterly installments over the subsequent thirty six (36) months, subject to his continued service to the Company through each applicable vesting date.
(13)	Mr. Pickett was eligible to receive grants of incentive stock options (“ISOs”) equal to or greater than 10,000 ISOs, subject to annual review by the Board. On January 2, 2024, Mr. Pickett received 215 ISOs with an exercise price of $5.50; on July 31, 2024, received 30,000 ISOs with an exercise price of $1.90; on September 30, 2024, received 10,000 ISOs with an exercise price of $5.50; on September 30, 2024, received 2,787 ISOs with an exercise price of $3.00; and on December 31, 2024, received 3,342 ISOs with an exercise price of $1.36. In addition, Wade Rivers, LLC received 26,000 nonqualified stock options on July 31, 2024 with an exercise price of $1.90, and 5,049 nonqualified stock options on September 30, 2024 with an exercise price of $3.00. On May 12, 2025, Mr. Pickett received 7,479 ISOs with an exercise price of $4.29. The ISOs and nonqualified stock option awards are subject to vesting schedules that range from full vesting as of the grant date to vesting in equal monthly installments over a 36 month period (which are summarized below).
(14)	For 2024, the amount included in “All Other Compensation” includes $131,441 for compensation paid to Wade Rivers, LLC, $3,357 for reimbursement of vehicle expenses and $1,517 for healthcare reimbursement. For 2025, the amount included in “All Other Compensation” includes $141,140 for compensation paid to Wade Rivers, LLC, $14,262 for reimbursement of vehicle expenses and $5,649 for healthcare reimbursement.

The Company has health insurance benefits for our employees, including our executive officers. The Company does not have pension, annuity, profit sharing or similar benefit plans at this time, but the Board may decide to enact such plans in the future.

Narrative Disclosure to Summary Compensation Table

Annual Consulting Fees and Base Salary

As of December 31, 2025, the annual consulting fee for BTC Consulting, LLC, an entity controlled by David Bailey, under the BTC Consulting Agreement was $700,000 per year.

As of December 31, 2025, the annual base salary for Tyler Evans was $500,000.

As of December 31, 2025, the annual consulting fee for Second Gate pursuant to the Second Gate Consulting Agreement was $450,000 per year.

As of December 31, 2025 and 2024, the annual base salary for Mr. Pickett was $275,600 and $265,000, respectively.

Annual Bonuses

BTC Consulting is eligible to receive an annual cash-based incentive bonus with a target of up to $2,100,000, subject to performance metrics established by the Board and prorated for the partial year of service in 2025. BTC Consulting agreed to forego any incentive bonus with respect to 2025.

Second Gate is also eligible to receive an annual cash-based incentive bonus with a target of up to $675,000, subject to performance metrics established by the Board and prorated for the partial year of service in 2025. Second Gate was awarded a cash bonus of $253,125 for 2025.

Mr. Evans is also eligible to receive annual incentive compensation with a target of up to $1,500,000, subject to performance metrics established by the Board and prorated for the partial year of service in 2025. The amount of the annual bonus awarded was $256,000, $100,000 of which was paid in the form of cash and the remainder was paid in the form of a fully vested restricted stock grant of 600,000 shares of Common Stock. Mr. Evans agreed to forego any incentive bonus in excess of $256,000 with respect to 2025.

Mr. Pickett is eligible to receive a performance bonus payment, which includes semi-annual bonus payments equal to or greater than 12.5% of his base salary. Mr. Pickett was awarded a bonus of $61,026 for 2025 and $100,208 for 2024.

Equity Compensation Awards

On September 22, 2025, David Bailey, Tyler Evans, Amanda Fabiano and Tim Pickett were awarded RSUs under the 2025 Equity Incentive Plan (hereinafter defined). The RSUs awarded to Messrs. Bailey and Evans and time-vest over a four (4) year period, with no vesting during the Cliff Period, and thereafter twenty-five percent (25%) of the RSUs vest upon completion of the Cliff Period, with the remaining seventy-five percent (75%) of the RSUs vesting in equal quarterly installments over the subsequent thirty-six (36) months, subject to such NEO’s continued service to the issuer through each applicable vesting date. The RSUs awarded to Ms. Fabiano time-vest over a three (3) year period, with no vesting during the Cliff Period, and thereafter twenty-five percent (25%) of the RSUs vest upon completion of the Cliff Period, with the remaining seventy-five percent (75%) of the RSUs vesting in equal quarterly installments over the subsequent twenty-four (24) months, subject to her continued service to the issuer through each applicable vesting date. With respect to 3,383,458 of the 4,135,337 RSUs held by Amanda Fabiano, the RSUs and shares subject thereto are contingent upon achievement of a performance goal, such that no such RSUs or shares subject thereto vest until Ms. Fabiano has caused Second Gate, to assign or otherwise transfer certain business arrangements to the issuer.

On May 12, 2025, Mr. Pickett was awarded 28,780 shares of Common Stock and 7,479 stock options under the 2022 Equity Incentive Plan. The stock options awarded to Mr. Pickett have an exercise price of $4.29, became exercisable on September 1, 2025 and expire May 12, 2035. On September 22, 2025, Mr. Pickett was awarded 54,653 shares of restricted stock under the 2025 Equity Incentive Plan and he also received 37,593 RSUs. The RSUs awarded to Mr. Pickett time-vest over a four (4) year period, with no vesting during the Cliff Period, and thereafter twenty-five percent (25%) of the RSUs vest upon completion of the Cliff Period, with the remaining seventy-five percent (75%) of the RSUs vesting in equal quarterly installments over the subsequent thirty-six (36) months, subject to his continued service to the issuer through each applicable vesting date. The restricted stock was fully vested at the grant date.

On January 2, 2024, Mr. Pickett was awarded 215 ISOs with an exercise price of $5.50 that fully time-vest on the six-month anniversary of the grant date, subject to continued employment with the Company through each applicable vesting date, and expire on January 2, 2029. On July 31, 2024, Mr. Pickett was awarded 30,000 ISOs with an exercise price of $1.90, that time-vest over a two-year period in equal monthly installments, subject to continued employment with the Company through each applicable vesting date and expire on July 31, 2029. On September 30, 2024, Mr. Pickett was awarded 2,787 ISOs with an exercise price of $3.00 that time-vest over a three-year period in equal monthly installments, subject to continued employment with the Company through each applicable vesting date and expire on September 30, 2029. On September 30, 2024, Mr. Pickett also received 10,000 ISOs with an exercise price of $5.50 that were fully vested on the grant date and expire on September 30, 2029. On December 31, 2024, Mr. Pickett received 3,342 ISOs with an exercise price of $1.36 that were fully vested on the grant date and expire on December 31, 2029.

On July 31, 2024, Wade Rivers, LLC, an entity that is beneficially owned by the Wade Rivers Trust, for which Mr. Pickett serves as an investment trustee, received 26,000 nonqualifed stock options with an exercise price of $1.90, that time-vest over a two-year period in equal monthly installments, subject to continued service to the Company through each applicable vesting date and expire on July 31, 2029. On September 30, 2024, Wade Rivers, LLC, received 5,049 nonqualified stock options with an exercise price of $3.00 that time-vest over a three-year period in equal monthly installments, subject to continued service to the Company through each applicable vesting date and expire on September 30, 2029.

Consulting and Employment Agreements

BTC Consulting, LLC Consulting Agreement

On August 14, 2025, the Company entered into a BTC Consulting Agreement, pursuant to which Mr. Bailey will serve as Chief Executive Officer and provide strategic leadership services to the Company. Under the terms of the BTC Consulting Agreement, BTC Consulting, LLC will receive a monthly consulting fee of $58,333.33, be eligible for an annual cash-based incentive bonus with a target of up to $2,100,000, subject to performance metrics established by the Board, and will receive an initial grant of 5,000,000 stock options. BTC Consulting, LLC will also be eligible to receive an initial grant of restricted stock units valued at $1,000,000 and performance-based annual grants of restricted stock with a target of up to $1,000,000, subject to performance metrics established by the Board, and both subject to vesting and other customary terms. BTC Consulting, LLC is also eligible for a $250,000 signing bonus. The consulting agreement contains customary confidentiality, intellectual property, and indemnification provisions, and may be terminated by either party in accordance with its terms.

Severance

The BTC Consulting Agreement provides that in the event the consultant terminates their engagement for “resignation by consultant following a material breach by Company” or we terminate “with a material breach by Company” (in each case defined in their consulting agreement), they are entitled to receive the following benefits, subject to obligations regarding confidentiality and return of property: (i) a lump sum payment equal to two (2) times the sum of consultant’s annual consulting fee and target incentive compensation, for the year in which the termination date occurs; (ii) full acceleration of any then-unvested initial award of stock options, initial restricted stock units and annual performance-based restricted stock units as of the termination date (provided that, for any performance-based awards, any applicable performance-metrics are satisfied); and (iii) reimbursement for unreimbursed business expenses incurred by consultant.

In the event BTC Consulting, LLC’s engagement is terminated by the Company for “material breach by consultant” or consultant terminates their engagement by “resignation by consultant without material breach by Company,” subject to obligations regarding confidentiality and return of property, they will be entitled to: (i) any accrued but unpaid consulting fees; and (ii) reimbursement for unreimbursed business expenses incurred by consultant.

The BTC Consulting Agreement defines “material breach by consultant” to mean the occurrence of any one or more of the following: (i) consultant’s willful misconduct, gross negligence, or material failure to perform consultants’ duties (other than any such failure resulting from incapacity due to physical or mental illness); (ii) consultant’s material violation of any written policy, code of conduct, or procedure of the Company; (iii) consultant’s commission of, or participation in, any act of fraud, dishonesty, embezzlement, misappropriation, or other act of material misconduct with respect to the Company; (iv) consultant’s indictment for, conviction of, or plea of guilty or nolo contendere to, a felony or any crime involving moral turpitude, dishonesty, or theft; (v) consultant’s material breach of the consulting agreement or any other written agreement with the Company, or consultant’s breach of any fiduciary duty owed to the Company; or (vi) consultant’s unauthorized use or disclosure of any confidential or proprietary information of the Company.

The BTC Consulting Agreement defines “material breach by Company” to mean the occurrence of any one or more of the following, subject to certain notice and cure rights: (i) a material reduction in the consulting fee; provided, however that a material reduction in the consulting fee pursuant to a salary reduction and/or consulting fee reduction program affecting all or substantially all of the employees and consultants of the company and that does not adversely affect consultant to a greater extent than other similarly situated consultants shall not constitute material breach by Company; (iii) consultant being required to relocate the consultant’s principal place of engagement to a location outside of Puerto Rico; or (iii) a material diminution of consultant’s authority, duties, or responsibilities (other than during a suspension or investigation of grounds that may constitute material breach by consultant).

Employment Agreement with Tyler Evans

On August 14, 2025, the Company entered into the Evans Employment Agreement. Under the terms of the Evans Employment Agreement, Mr. Evans will receive an annual base salary of $500,000, subject to review and adjustment by our Board from time to time, a one-time sign-on bonus of $250,000 (payable in two equal installments, subject to clawback under certain circumstances), and will be eligible for annual incentive compensation with a target of up to $1,500,000, subject to performance metrics established by the Board. Mr. Evans will be eligible to receive an initial grant of 10,000,000 stock options and annual performance-based restricted stock units valued at $800,000, subject to performance metrics established by the Board, both subject to vesting and other customary terms. The Evans Employment Agreement contains customary confidentiality, non-compete, non-solicitation, and intellectual property provisions, and may be terminated by either party in accordance with its terms.

Severance

The employment agreement for Mr. Evans provides that in the event the executive terminates his employment for “good reason” or we terminate his employment without “cause” (in each case defined in his employment agreement), he is entitled to receive the following benefits, in addition to any accrued obligations and subject to his execution of a general release of claims in our favor and obligations regarding non-competition, non-solicitation, return of property, and non-disparagement and the expiration of any applicable expiration period with respect to the release: (i) amount equal to six (6) months of then-current annual salary, as of the termination date, which shall be paid, in equal monthly installments in accordance with the Company’s general payroll practices; (ii) partial acceleration of any then-unvested stock options and annual grants of performance-based restricted stock units as of the termination date that would have vested during the six (6) month period immediately following the date of the termination date (provided that, for any performance-based awards, any applicable performance-metrics are satisfied); (iii) any vacation accrued but unused as of the termination date; and (iv) any annual salary earned but unpaid as of the termination date.

In the event Mr. Evans voluntarily resign other than for “good reason” or executive’s employment is terminated by us for “cause,” subject to his execution of a general release of claims in our favor and obligations regarding non-competition, non-solicitation, return of property, and non-disparagement and the expiration of any applicable expiration period with respect to the release, he will be entitled to: (i) any vacation accrued but unused as of the termination date; and (ii) any annual salary earned but unpaid as of the termination date.

The employment agreement for Mr. Evans defines “cause” to mean the occurrence of any one or more of the following events, as determined in the sole discretion of the Company: (i) executive’s willful misconduct, gross negligence, or material failure to perform the duties and responsibilities of their position (other than as a result of physical or mental incapacity), after written notice from the Company and a reasonable opportunity to cure, if curable; (ii) executive’s material violation of any written policy, code of conduct, or procedure of the Company; (iii) executive’s commission of, or participation in, any act of fraud, dishonesty, embezzlement, misappropriation, or other act of material misconduct with respect to the Company; (iv) executive’s indictment for, conviction of, or plea of guilty or nolo contendere to, a felony or any crime involving moral turpitude, dishonesty, or theft; or (v) executive’s material breach of the employment agreement or any other written agreement with the Company, or executive’s breach of any fiduciary duty owed to the Company; or executive’s unauthorized use or disclosure of any confidential or proprietary information of the Company.

The employment agreement for Mr. Evans defines “good reason” to mean the occurrence of any one or more of the following: (i) a material diminishment of executive’s job title; (ii) a material reduction by the Company in executive’s rate of annual salary by more than ten percent (10%); or (iii) a material change in the geographic location of executive’s primary work facility or location that is requested or initiated by the Company; provided, that a relocation of less than thirty (30) miles from executive’s then present location will not be considered a material change in geographic location.

Consulting Agreement with Second Gate Advisory LLC

On August 14, 2025, the Company entered into the Second Gate Consulting Agreement. Under the terms of the Second Gate Consulting Agreement, Second Gate Advisory LLC will receive a monthly consulting fee of $37,500, be eligible for an annual cash-based incentive bonus with a target of up to 150% of the consulting fee, be eligible to receive an initial grant of restricted stock units valued at $1,000,000 and annual grants of performance-based restricted stock units with a target up to $1,000,000, subject to vesting and performance metrics established by the Board. Second Gate Advisory LLC is also eligible for a signing bonus valued at $5,000,000, consisting of $500,000 in cash and $4,500,000 in Common Stock, subject to Second Gate Advisory LLC transitioning the revenue from Second Gate Advisory LLC to the Company, vesting and other conditions. The Second Gate Consulting Agreement also contains customary confidentiality, intellectual property, and indemnification provisions, and may be terminated by either party in accordance with its terms.

Severance

The consulting agreement for Second Gate Advisory LLC provides that in the event the consultant terminates their engagement for “resignation by consultant following a material breach by Company” or we terminate “with a material breach by Company” (in each case defined in their consulting agreement), they are entitled to receive the following benefits, subject to obligations regarding confidentiality and return of property: (i) a lump sum payment equal to one (1) times the sum of consultant’s annual consulting fee and target incentive compensation (ii) partial acceleration of any then-unvested initial restricted stock units and annual performance-based restricted stock units as of the termination date that would have vested during the twelve (12) month period immediately following the date of termination (provided that, for any performance-based awards, any applicable performance-metrics are satisfied), and (iii) reimbursement for unreimbursed business expenses incurred by consultant.

In the event Second Gate Advisory LLC’s engagement is terminated by the Company for “material breach by consultant” or consultant terminates their engagement by “resignation by consultant without material breach by Company,” subject to obligations regarding confidentiality and return of property, they will be entitled to: (i) any accrued but unpaid consulting fees; and (ii) reimbursement for unreimbursed business expenses incurred by consultant.

The Second Gate Consulting Agreement defines “material breach by consultant” to mean the occurrence of any one or more of the following: (i) consultant’s willful misconduct, gross negligence, or material failure to perform consultants’ duties (other than any such failure resulting from incapacity due to physical or mental illness); (ii) consultant’s material violation of any written policy, code of conduct, or procedure of the Company; (iii) consultant’s commission of, or participation in, any act of fraud, dishonesty, embezzlement, misappropriation, or other act of material misconduct with respect to the Company; (iv) consultant’s indictment for, conviction of, or plea of guilty or nolo contendere to, a felony or any crime involving moral turpitude, dishonesty, or theft; (v) consultant’s material breach of the consulting agreement or any other written agreement with the Company, or consultant’s breach of any fiduciary duty owed to the Company; or (vi) consultant’s unauthorized use or disclosure of any confidential or proprietary information of the Company.

The Second Gate Consulting Agreement defines “material breach by Company” to mean the occurrence of any one or more of the following, subject to certain notice and cure rights: (i) a material reduction in the consulting fee; provided, however that a material reduction in the consulting fee pursuant to a salary reduction and/or consulting fee reduction program affecting all or substantially all of the employees and consultants of the company and that does not adversely affect consultant to a greater extent than other similarly situated consultants shall not constitute material breach by Company; (iii) consultant being required to relocate the consultant’s principal place of engagement to a location outside of Puerto Rico; or (iii) a material diminution of consultant’s authority, duties, or responsibilities (other than during a suspension or investigation of grounds that may constitute material breach by consultant).

Employment Agreement with Tim Pickett

On September 15, 2023, the Company entered into the Pickett Employment Agreement. Under the terms of the Pickett Employment Agreement, Mr. Pickett’s initial base salary was $150,000 ($265,000 per year, upon the Company reaching funding of at least $3,000,000), which increases annually by a minimum of four percent (4%) on the first anniversary of the effective date of the employment agreement and on each subsequent anniversary thereafter, subject to an annual review by the Board. The Pickett Employment Agreement also provides for (i) eligibility for $50,000 if the Company is publicly listed on Nasdaq; (ii) eligibility for a performance bonus payment, which includes (a) semi-annual bonus payments equal to or greater than 12.5% of his base salary or such amounts determined by the Board, (b) grants of restricted stock of the Company equal to or greater than 50% of annual base salary or such amounts determined by the Board, and (c) grants of ISOs equal to or greater than 10,000 ISOs, subject to annual review by the Board; and (iii) an automobile leased by the Company for and chosen by executive at cost up to $1,000 per month.

On November 11, 2024, the Pickett Employment Agreement was amended to provide that for 2024, Mr. Pickett will receive 2,787 stock options in lieu of shares of restricted stock, subject to vesting conditions.

On May 12, 2025, the Pickett Employment Agreement was subsequently amended to (i) grant an additional 7,479 ISOs, subject to vesting conditions; (ii) provide that all currently outstanding stock options and equity awards previously granted by the Company to Mr. Pickett remain exercisable for one year following his last day of employment with the Company, subject to the terms of the 2022 Equity Incentive Plan and any related award agreements; (iii) affirmatively waive any right to any future equity or equity-based interests in the Company, Nakamoto Holdings, Inc. or any of their respective subsidiaries or affiliates; and (iv) waive any claim to good reason (defined below) in connection with the consummation of the transactions contemplated in the Merger Agreement.

On August 14, 2025, the Pickett Employment Agreement was again amended to (i) change Mr. Pickett’s position to Chief Medical Officer; (ii) provide for eligibility to receive a grant of performance-based restricted stock units in an amount equal to $50,000, subject approval of the Board and vesting conditions; and (iii) provide that following the consummation of the transactions contemplated in the Merger Agreement, Mr. Pickett is eligible to participate in equity compensation programs and awards, subject to approval of the Board and the terms and conditions of the applicable equity plan and award agreements.

Severance

The employment agreement for Mr. Pickett provides that in the event the executive terminates his employment for “good reason” or we terminate his employment without “cause” (in each case defined in his employment agreement), he is entitled to receive the following benefits, subject to his execution of a general release of claims in our favor: (i) any base salary earned but unpaid as of the termination date; (ii) any earned but unpaid incentive compensation as of the termination date; (iii) any earned but unpaid annual performance bonus as of the termination date; (iv) any accrued but unused vacation pay as of the termination date; (v) reimbursement for unreimbursed business expenses incurred by employee; (vi) a payment equal to two times (2x) employee’s annual base salary; (vii) pro-rated incentive compensation, (viii) an amount equal to the sum of five (5) years of incentive compensation, performance payments and stock options; and (ix) any then-unvested stock options and warrants outstanding as of the termination date vest in full and become exercisable.

In the event Mr. Pickett voluntarily resign other than for “good reason” or executive’s employment is terminated by us for “cause,” subject to his execution of a general release of claims in our favor, he will be entitled to: (i) any base salary earned but unpaid as of the termination date; (ii) any earned but unpaid incentive compensation as of the termination date; (iii) any earned but unpaid annual performance bonus as of the termination date; (iv) any accrued but unused vacation pay as of the termination date; and (v) reimbursement for unreimbursed business expenses incurred by employee.

The employment agreement for Mr. Pickett defines “cause” to mean: (i) executive’s willful failure to perform his duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness) which executive fails to correct within fifteen (15) days of receiving written notice of the Board; (ii) executive wilfully engaging in illegal conduct or willful misconduct which is materially and demonstrably injurious to the Company (except as it relates to federal cannabis laws); (iii) executive’s conviction of, or plea of guilty or nolo contendere to, a charge of commission of a felony; (iv) executive’s disclosure of confidential information in violation of the Company’s written policies which is materially and demonstrably injurious to the Company which Executive fails to correct within fifteen (15) days of receiving written notice of the Board; or (v) executive’s material willful breach of the employment agreement which executive fails to correct within fifteen (15) days of receiving written notice of the Board.

The employment agreement for Mr. Pickett defines “good reason” to mean the occurrence of any one or more of the following: (i) any failure by the Company to comply with any of the compensation payments of the employment agreement (other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and that is remedied by the Company promptly after receipt of notice); (ii) any other material breach of the employment agreement by the Company; (iii) any failure by the Company to comply with the compensation payments of the employment agreement; or (iv) the occurrence of a change of control (as defined in his employment agreement).

Consulting Agreement with Wade Rivers LLC

On January 1, 2022, the Company entered into a consulting agreement with Wade Rivers, LLC, an entity that is beneficially owned by The Wade Rivers Trust, for which Mr. Pickett serves as an investment trustee (the “Wade Rivers Consulting Agreement”). Under the terms of the Wade Rivers Consulting Agreement, Wade Rivers, LLC will provide business consulting services to the Company and the Company will pay to Wade Rivers, LLC fees in an amount equal to $10,000 per month.

On July 5, 2022, the Company entered into a consulting agreement with Wade Rivers, LLC (the “Second Wade Rivers Consulting Agreement”). Under the terms of the Second Wade Rivers Consulting Agreement, Wade Rivers, LLC will receive restricted stock of the Company in an amount equal to $120,000 per year, payable not less than bi-annually, which will be reviewed annually and the amount may be changed in the sole discretion of Board.

On January 1, 2024, the Second Wade Rivers Consulting Agreement was amended to provide for $11,000 per month to be paid by the Company to Wade Rivers, LLC. On November 12, 2024, the Second Wade Rivers Consulting Agreement was subsequently amended to provide that for 2024, Wade Rivers, LLC will receive 5,049 stock options in lieu of shares of restricted stock of the Company, subject to vesting conditions. On July 1, 2024, the Second Wade Rivers Consulting Agreement was again amended to increase the monthly fees under the agreement to $12,000 per month. Effective as of August 31, 2025, the Second Wade Rivers Consulting Agreement was terminated.

Change-in-Control Agreements

None of the BTC Consulting Agreement, the Evans Employment Agreement nor the Second Gate Consulting Agreement contain provisions related to change of control of the Company. However, the RSUs granted to our NEOs on September 22, 2025 and the RSUs granted to our directors on September 22, 2025, provide that in the event of a change in control (as defined in the 2025 Equity Incentive Plan), all then unvested RSUs or stock options will accelerate and vest in full immediately prior to such change in control.

Outstanding Equity Awards

The following table sets forth the outstanding equity awards for our named executive officers as of the fiscal year ended December 31, 2025.

			Stock Awards
Name and Principal Position (a)	Grant Date		Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised or unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
David Bailey, Chief Executive Officer	9/22/2025		-	-		$-		751,879	(2)	$263,985	-	$-
Tyler Evans, Chief Investment Officer	9/22/2025		-	-		$-	-	601,503	(2)	$211,188	-	$-
Amanda Fabiano, Chief Operating Officer	9/22/2025		-	-	-	$-	-	751,879	(3)	$263,985	-	$-
	9/22/2025		-	-	-	$-	-	3,383,458	(4)	$1,187,932	-	$-
Tim Pickett, Chief Medical Officer	9/22/2025		-	-	-	$-	-	37,593	(2)	$13,199	-	$-
	5/12/2025	(5)	7,479	-	-	$4.29	5/12/2035	-		$-	-	$-
	12/31/2024	(6)	3,342	-	-	$1.36	12/31/2029	-		$-	-	$-
	9/30/2024	(7)	2,840	2,209	-	$3.00	9/30/2029	-		$-	-	$-
	9/30/2024	(7)	1,567	1,220	-	$3.00	9/30/2029	-		$-	-	$-
	9/30/2024	(7)	10,000	-	-	$5.50	9/30/2029	-		$-	-	$-
	7/31/2024	(8)	20,312	5,688	-	$1.90	7/31/2029	-		$-	-	$-
	7/31/2024	(8)	23,437	6,563	-	$1.90	7/31/2029	-		$-	-	$-
	1/02/2024	(9)	215	-	-	$5.50	1/02/2029	-		$-	-	$-

(1)	Calculated based on the Company’s closing stock price of $0.3511 on December 31, 2025.
(2)	On September 22, 2025, each of Messrs. Bailey, Evans and Pickett were awarded 751,879, 601,503 and 37,593 RSUs, respectively. The RSUs time-vest over a four (4) year period, with no vesting during the Cliff Period, and thereafter twenty-five percent (25%) of the RSUs vest upon completion of the Cliff Period, with the remaining seventy-five percent of the RSUs (75%) vesting in equal quarterly installments over the subsequent thirty six (36) months, subject to their continued service to the Company through each applicable vesting date.
(3)	On September 22, 2025, Ms. Fabiano received 751,879 RSUs that time-vest over a three (3) year period, with no vesting during the Cliff Period, and thereafter twenty-five percent (25%) of the RSUs shall vest upon completion of the Cliff Period, with the remaining seventy-five percent (75%) of the RSUs vesting in equal quarterly installments over the subsequent twenty four (24) months, subject to Ms. Fabiano’s continued service to the Company through each applicable vesting date.
(4)	On September 22, 2025, Ms. Fabiano received a separate award of 3,383,458 RSUs that time-vest over a three (3) year period, with no vesting during the Cliff Period, and thereafter twenty-five percent (25%) of the RSUs vest upon completion of the Cliff Period, with the remaining seventy-five percent (75%) of the RSUs vesting in equal quarterly installments over the subsequent twenty four (24) months, subject to Ms. Fabiano’s continued service to the Company through each applicable vesting date. Notwithstanding the foregoing, the RSUs and shares subject thereto are contingent upon Ms. Fabiano causing Second Gate, to assign or otherwise transfer certain business arrangements to the Company, which the Compensation Committee and the Board deemed satisfied on March 25, 2026.
(5)	On May 12, 2025, Mr. Pickett was awarded 7,479 stock options with an exercise price of $4.29 that fully time-vest and become exercisable on September 1, 2025, subject to continued employment with the Company through the applicable vesting date.
(6)	On December 31, 2024, Mr. Pickett received 3,342 ISOs with an exercise price of $1.36 that were fully vested on the grant date.
(7)	On September 30, 2024, Mr. Pickett was awarded (i) 2,787 ISOs with an exercise price of $3.00 that time-vest over a three-year period in equal monthly installments, subject to continued employment with the Company through each applicable vesting; and (ii) 10,000 ISOs with an exercise price of $5.50 that were fully vested on the grant date. In addition, Wade Rivers, LLC received 5,049 nonqualified stock options with an exercise price of $3.00 that time-vest over a three-year period in equal monthly installments, subject to continued service to the Company through each applicable vesting date.
(8)	On July 31, 2024, Mr. Pickett was awarded 30,000 ISOs with an exercise price of $1.90, that time-vest over a two-year period in equal monthly installments, subject to continued employment with the Company through each applicable vesting date In addition, Wade Rivers, LLC was granted 26,000 nonqualifed stock options with an exercise price of $1.90, that time-vest over a two-year period in equal monthly installments, subject to continued service to the Company through each applicable vesting date.
(9)	On January 2, 2024, Mr. Pickett was awarded 215 ISOs with an exercise price of $5.50 that fully time-vest on the six-month anniversary of the grant date, subject to continued employment with the Company through each applicable vesting date.

Option Awards Granted in Close Proximity to Disclosure of Material Nonpublic Information

From time to time, we have and may continue to grant stock options to our employees, including our NEOs. The Compensation Committee considers, in accordance with its charter and the Company’s Insider Trading Policy, Code of Ethics and Business Conduct, and corporate governance guidelines, whether there is any material nonpublic information (“MNPI”) about us when determining the timing of stock option grants and does not seek to time the award of stock options in relation to our public disclosure of MNPI. We have not timed the release of MNPI for the purpose of affecting the value of executive compensation.

In accordance with Item 402(x)(2) of Regulation S K, the following table provides information regarding stock option awards granted to our NEOs during the last completed fiscal year within a period beginning four business days before and ending one business day after the filing or furnishing of a Quarterly Report on Form 10-Q, an Annual Report on Form 10-K, or a Current Report on Form 8-K that discloses MNPI.

On May 12, 2025, we filed a Current Report on Form 8-K disclosing that we entered into the Agreement and Plan of Merger, dated as of May 12, 2025 (the “Nakamoto Merger Agreement”), by and among the Company, Kindly Holdco Corp, a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”), Nakamoto Holdings Inc, and Wade Rivers, LLC, a Wyoming limited liability company (“Wade Rivers”). Stock options were granted to Mr. Pickett on May 12, 2025, which was within the period described above. The options granted to Mr. Pickett were approved by the Board on May 12, 2025, and reflect awards that otherwise were intended to be granted to Mr. Pickett in April of 2025 but were delayed. The stock options became exercisable on September 1, 2025, and expire on May 12, 2035. The percentage change presented in the table below reflects the change in the closing market price of our Common Stock from the trading day immediately prior to the disclosure of our entry into the Nakamoto Merger Agreement to the trading day immediately following such disclosure, as required by Item 402(x)(2).

Name	Grant Date	Number of Securities Underlying the Award (#)	Exercise Price of the Award ($)	Grant Date Fair Value of the Award ($)

Percentage Change in the Closing

Market Price of the Securities

Underlying the Award Between the

Trading Day Ending Immediately

Prior to the Disclosure of Material

Nonpublic Information and the

Trading Day Beginning Immediately

Following the Disclosure of Material

Nonpublic Information

(%)(1)

Tim Pickett	05/12/2025	7,479	$4.29	$27,164	251.03

(1) Reflects the change in the closing market price of the Company’s Common Stock from $3.90 on May 9, 2025 (the trading day immediately prior to the disclosure of MNPI) to $13.69 on May 12, 2025 (the trading day immediately following such disclosure), representing an increase of 251.03%. The MNPI was disclosed in the Company’s Current Report on Form 8 K filed on May 12, 2025, which reported the Company’s entry into the Nakamoto Merger Agreement.

Non-Executive Director Compensation

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

Pre-Nakamoto Merger Non-Executive Director Compensation

Prior to the closing of the transactions contemplated by the Nakamoto Merger Agreement on August 14, 2025, each non-employee director, including Amy Powell, Christian Robinson, and Gary Seelhorst, was entitled to receive an annual cash retainer of $12,000, annual awards of restricted stock of the Company in an amount equal to $12,000, and annual awards of stock options equal to $12,000.

Each of Ms. Powell’s and Messrs. Robinson’s and Seelhorst’s director agreement was subsequently amended, as of May 12, 2025, to (i) grant an additional 2,000 stock options, subject to vesting conditions; (ii) provide that all currently outstanding stock options granted by the Company to each non-employee director remain exercisable for one year following their last day of service to the Company, subject to the terms of the 2022 Equity Incentive Plan (hereinafter defined) and any related award agreements; and (iii) affirmatively waive any right to any future equity or equity-based interests in the Company, Nakamoto Holdings or any of their respective subsidiaries or affiliates.

Post-Nakamoto Merger Non-Executive Director Compensation

Following the closing of the Nakamoto Merger, each of our non-employee directors, including Perianne Boring, Charles P. Blackburn, Greg Xethalis, and Mark Yusko, receives an annual fee payable in cash. In addition, so that our non-employee directors have an ownership interest aligned with our stockholders, each non-employee director also receives an annual grant of RSUs that vest on the first anniversary of the grant date, subject to continued service. Chairs of our Board committees receive an additional annual fee for each committee on which they serve. We also reimburse our directors for reasonable costs related to travel expenses and other out-of-pocket costs incurred in connection with attendance at Board meetings. The Compensation Committee reviews the compensation of our non-employee directors on an annual basis. Our non-employee director compensation program was last reviewed in August 2025. Our Compensation Committee has engaged an independent compensation consultant and to makes recommendations to the Board with respect to any changes and to assist with the Compensation Committee’s annual review of compensation of our non-employee directors.

Our director compensation program is summarized in the table below:

Annual Cash Retainer	$100,000
Annual Equity Grant
Restricted stock units (target value)	$150,000
Vesting Schedule	One-year
Cash Fee for Committee Members
Non-Executive Chairman	$-
Audit Committee Member	$-
Compensation Committee Member	$-
Governance Committee Member	$-
Cash Fee for Committee Chairs
Audit Committee Chair	$25,000
Compensation Committee Chair	$25,000
Governance Committee Chair	$25,000

Director Compensation Table

The following table sets forth the compensation earned and paid to each non-employee member of our Board for service as a director during the fiscal year ending 2025. The compensation for David Bailey, our Chief Executive Officer, and Tim Pickett, our Chief Medical Officer, are discussed above in Item 11. Executive Compensation and includes all compensation paid to David Bailey and BTC Consulting for their services to the Company. Adam Cox, who also served as an executive director during 2025, did not receive any additional compensation for his service as a director of the Company.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)		Option Awards ($)(1)		All Other Compensation ($)	Total ($)
Charles (Chad) Blackburn(2)	$47,715		$149,999	(3)	$—		$—	$197,714
Perianne Boring(2)	$38,172		$149,999	(3)	$—		$—	$188,171
Greg Xethalis(2)	$47,715		$149,999	(3)	$—		$—	$197,714
Mark Yusko(2)	$44,561		$149,999	(3)	$—		$—	$194,560
Eric Weiss(2)	$15,965		$149,999	(3)	$—		$—	$165,964
Amy Powell(4)	$14,000	(5)	$6,113	(6)	$9,389	(7)	$—	$29,502
Christian Robinson(4)	$7,000		$6,113	(6)	$9,389	(7)	$—	$22,502
Gary Seelhorst(4)	$7,000		$6,113	(6)	$9,389	(7)	$—	$22,502

(1)	These amounts represent the grant date fair value of time-based restricted stock unit and option awards granted by the Board, determined in accordance with FASB ASC Topic 718. All awards are amortized over the vesting life of the award. For the assumptions used in our valuations, see Note 11 of our notes to financial statements in our Annual Report on Form 10-K. As of December 31, 2025, the aggregate number of RSUs and stock option awards outstanding held by our non-employee directors were: Mr. Blackburn, 112,781; Ms. Boring, 112,781; Mr. Xethalis, 112,781; Mr. Yusko, 112,781; Mr. Weiss, 0; Ms. Powell, 3,925; Mr. Robinson, 3,925; Mr. Seelhorst, 3,925.
(2)	Appointed as of August 14, 2025 in connection with the Nakamoto Merger.
(3)	Reflects 112,781 RSUs that vest on August 15, 2026, subject to such director’s continued services on the Board of the Company through August 15, 2026. Mr. Weiss resigned from the Board effective as of September 29, 2025. The RSUs Mr. Weiss were awarded for his service on the Board were forfeited for no consideration in connection with his resignation.
(4)	Resigned as of August 14, 2025 in connection with the Nakamoto Merger.
(5)	Includes $7,000 for Ms. Powell under a consulting agreement with the Company. The consulting agreement was terminated in August 2025.
(6)	Reflects 1,838 shares that were fully vested as of the grant date and issued for services rendered prior to April 1, 2025 and 2,371 shares that were fully vested as of the grant date and issued for services prior to August 14, 2025.
(7)	Reflects (i) 2,000 stock options that vest only upon a change in control of the Company (as defined in the Company’s 2022 Equity Incentive Plan), with an exercise price of $3.90 and an initial expiration date of May 12, 2035, and (ii) 538 stock options exercisable as of May 12, 2025 at an exercise price of $5.50 and an initial expiration date of May 12, 2035.

Incentive Stock Plans

The following summarizes the material terms of the equity incentive compensation plans in which our named executive officers and directors are eligible to participate.

2025 Equity Incentive Plan

On May 18, 2025, the Board approved the Company’s 2025 Equity Incentive Plan (the “2025 Equity Incentive Plan”), effective upon the closing of the Nakamoto Merger. The 2025 Equity Incentive Plan was also approved by a majority of the Company’s stockholders on May 18, 2025, in accordance with the requirements of The Nasdaq Stock Market Listing Rules. Additionally, the grant of incentive stock options under the 2025 Equity Incentive Plan is subject to approval by a majority of the Company’s stockholders.

The Company uses the 2025 Equity Incentive Plan to grant incentive equity awards to its employees and service providers. The principal purpose of the 2025 Equity Incentive Plan is to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. The following description of the 2025 Equity Incentive Plan is based on the key terms and provisions in the 2025 Equity Incentive Plan; in the event of an inconsistencies between the 2025 Equity Incentive Plan and this description, the terms and conditions of the 2025 Equity Incentive Plan shall apply.

Share Reserve. Under the 2025 Equity Incentive Plan, approximately ten percent (10%) of the shares of Company Common Stock as of August 14, 2025 on an as converted basis were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, performance stock awards, performance stock unit awards, and other stock-based awards. The number of shares reserved for issuance will be increased by, if approved by our Board or the Compensation Committee, an annual increase on the first day of each fiscal year beginning in 2026 and ending in 2035, equal to the lesser of (A) 5% of the shares of stock outstanding on an as converted and fully diluted basis on the last day of the immediately preceding fiscal year, and (B) such smaller number of shares of stock as determined by our Board; provided, however, that no more than shares of stock may be issued upon the exercise of incentive stock options.

The following counting provisions will be in effect for the share reserve under the 2025 Equity Incentive Plan:

●	to the extent that an award terminates, expires or lapses for any reason or an award is settled in cash without the delivery of shares, any shares subject to the award at such time will be available for future grants under the 2025 Equity Incentive Plan;
●	to the extent shares are tendered or withheld to satisfy the grant, exercise price or tax withholding obligation with respect to any award under the 2025 Equity Incentive Plan, such tendered or withheld shares will be available for future grants under the 2025 Equity Incentive Plan;
●	to the extent that shares of Company Common Stock awarded by us are repurchased by us prior to vesting so that shares are returned to us, such shares will be available for future grants under the 2025 Equity Incentive Plan;
●	the payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the 2025 Equity Incentive Plan; and
●	to the extent permitted by applicable law or any exchange rule, shares issued in assumption of, or in substitution for, any outstanding awards of any entity acquired in any form of combination by us or any of our subsidiaries will not be counted against the shares available for issuance under the 2025 Equity Incentive Plan.

The 2025 Equity Incentive Plan includes limits with respect to non-employee directors. A non-employee director shall not receive total compensation for any fiscal year of the Company that exceeds $750,000. For this purpose total compensation is the sum of the grant date fair value of any equity or equity-based awards granted to such non-employee director during such fiscal year, and the amount of cash fees or awards payable to such non-employee director in respect of such service during any fiscal year, including any such amounts that are voluntarily deferred by the non-employee director.

Administration. The Compensation Committee administers the 2025 Equity Incentive Plan unless our Board assumes authority for administration. The Compensation Committee must consist of at least three members of our Board, each of whom is intended to qualify as a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act and an “independent director” within the meaning of the rules of the Nasdaq Global Market, or other principal securities market on which shares of Company Common Stock are traded. The 2025 Equity Incentive Plan provides that the Board or the Compensation Committee may delegate its authority to grant awards to employees other than executive officers and certain senior executives of our company to a committee consisting of one or more members of our Board or one or more of our officers, other than awards made to our non-employee directors, which must be approved by our full Board.

Subject to the terms and conditions of the 2025 Equity Incentive Plan, the administrator has the authority to select the persons to whom awards are to be made, to determine the number of shares to be subject to awards, and the terms and conditions of awards, and to make all other determinations and to take all other actions necessary or advisable for the administration of the 2025 Equity Incentive Plan. The administrator is also authorized to adopt, amend, or rescind rules relating to administration of the 2025 Equity Incentive Plan. Our Board may at any time remove the Compensation Committee as the administrator and rest in itself the authority to administer the 2025 Equity Incentive Plan. The full Board administers the 2025 Equity Incentive Plan with respect to awards to non-employee directors.

Eligibility. Options, SARs, restricted stock, performance stock, and all other stock-based awards under the 2025 Equity Incentive Plan may be granted to individuals who are then our officers, employees, or consultants or are the officers, employees, or consultants of certain of our subsidiaries. Such awards also may be granted to our directors. Only employees of our company or certain of our subsidiaries may be granted incentive stock options, or ISOs.

Awards. The 2025 Equity Incentive Plan provides that the administrator may grant or issue stock options, SARs, restricted stock, restricted stock units, performance stock, performance stock units, other stock-based awards, and dividend equivalents, or any combination thereof. Each award sets forth in a separate agreement with the person receiving the award and indicates the type, terms, and conditions of the award.

●	Nonstatutory Stock Options, or NSOs, provide for the right to purchase shares of our common stock at a specified price which may not be less than fair market value on the date of grant, and usually become exercisable (at the discretion of the administrator) in one or more installments after the grant date, subject to the participant’s continued employment or service with us and/or subject to the satisfaction of corporate performance targets and individual performance targets established by the administrator. NSOs may be granted for any term specified by the administrator that does not exceed ten years.
●	Incentive Stock Options, or ISOs, are designed in a manner intended to comply with the provisions of Section 422 of the Tax Code and are subject to specified restrictions contained in the Tax Code. Among such restrictions, ISOs must have an exercise price of not less than the fair market value of a share of common stock on the date of grant, may only be granted to employees, and must not be exercisable after a period of ten years measured from the date of grant. In the case of an ISO granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of our capital stock, the 2025 Equity Incentive Plan provides that the exercise price must be at least 110% of the fair market value of a share of common stock on the date of grant and the ISO must not be exercisable after a period of five years measured from the date of grant.
●	Restricted Stock and Performance Stock may be granted to any eligible individual and made subject to such restrictions as may be determined by the administrator, which in the case of performance stock includes performance-based restrictions. Restricted stock and performance stock, typically, may be forfeited for no consideration or repurchased by us at the original purchase price if the conditions or restrictions on vesting are not met. In general, such stock may not be sold or otherwise transferred until restrictions are removed or expire. Recipients of restricted stock and performance stock, unlike recipients of options, have voting rights and have the right to receive dividends, if any, prior to the time when the restrictions lapse, however, extraordinary dividends will generally be placed in escrow, and will not be released until restrictions are removed or expire.
●	Restricted Stock Units and Performance Stock Units may be awarded to any eligible individual, typically without payment of consideration, but subject to vesting conditions based on continued employment or service or on performance criteria established by the administrator. Like restricted stock and performance stock, such units may not be sold, or otherwise transferred or hypothecated, until vesting conditions are removed or expire. Unlike restricted stock and performance stock, stock underlying such units are not issued until the units have vested, and recipients of units generally have no voting or dividend rights prior to the time when vesting conditions are satisfied.
●	Stock Appreciation Rights, or SARs, may be granted in connection with stock options or other awards, or separately. SARs granted in connection with stock options or other awards typically provide for payments to the holder based upon increases in the price of Company Common Stock over a set exercise price. The exercise price of any SAR granted under the 2025 Equity Incentive Plan must be at least 100% of the fair market value of a share of Company Common Stock on the date of grant. There are no restrictions specified in the 2025 Equity Incentive Plan on the exercise of SARs or the amount of gain realizable therefrom, although restrictions may be imposed by the administrator in the agreements. SARs under the 2025 Equity Incentive Plan are settled in cash or shares of Company Common Stock, or in a combination of both, at the election of the administrator.
●	Other Stock-Based Awards are awards of fully vested shares of Company Common Stock and other awards valued wholly or partially by referring to, or otherwise based on, shares of our Company Common Stock. Other stock-based awards may be granted to participants and may also be available as a payment form in the settlement of other awards, as standalone payments, and as payment in lieu of base salary, bonus, fees, or other cash compensation otherwise payable to any individual who is eligible to receive awards. The plan administrator determines the terms and conditions of other stock-based awards, which may include vesting conditions based on continued service, performance, and/or other conditions.
●	Dividend Equivalents represent the right to receive the equivalent value of dividends paid on shares of Company Common Stock and may be granted alone or in tandem with awards other than stock options or SARs. Dividend equivalents are credited as of dividend payment dates during the period between a specified date and the date such award terminates or expires, as determined by the plan administrator.

Any award may be granted as a performance award, meaning that the award is subject to vesting and/or payment based on the attainment of specified performance goals.

Change in Control. In the event of a change in control where the acquirer does not assume or replace awards granted prior to the consummation of such transaction, awards issued under the 2025 Equity Incentive Plan may be subject to accelerated vesting in the discretion of the administrator, such that 100% of such awards will become vested and exercisable or payable, as applicable. In addition, the administrator will also have complete discretion to structure one or more awards under the 2025 Equity Incentive Plan to provide that such awards will become vested and exercisable or payable on an accelerated basis in the event such awards are assumed or replaced with equivalent awards, including in such circumstances where the individual’s service with us or the acquiring entity is subsequently terminated within a designated period following the change in control event. The administrator may also make appropriate adjustments to awards under the 2025 Equity Incentive Plan and is authorized to provide for the acceleration, cash-out, termination, assumption, substitution, or conversion of such awards in the event of a change in control or certain other unusual or nonrecurring events or transactions. Under the 2025 Equity Incentive Plan, a change in control is generally defined as:

●	the transfer or exchange in a single transaction or series of related transactions by our stockholders of more than 50% of our voting stock to a person or group;
●	a change in the composition of our Board such that incumbent directors cease to constitute a majority of the board;
●	the consummation of a merger, consolidation reorganization or business combination, a sale or disposition of all or substantially all of the Company’s assets or the acquisition of assets or stock of another entity, other than a transaction (i) that results in our outstanding voting securities immediately before the transaction continuing to represent a majority of the voting power of the acquiring company’s outstanding voting securities; (ii) after which no person or group beneficially owns 50% or more of the outstanding voting securities of the surviving entity immediately after the transaction; and (iii) after which at least a majority of the board of the successor entities were board members at the time of the approval of the transaction; or
●	our liquidation or dissolution.

Adjustments of Awards. In the event of any stock dividend or other distribution, stock split, reverse stock split, reorganization, combination, or exchange of shares, merger, consolidation, split-up, spin-off, recapitalization, repurchase, or any other corporate event affecting the number of outstanding shares of Company Common Stock or the share price of our Company Common Stock that would require adjustments to the 2025 Equity Incentive Plan or any awards under the 2025 Equity Incentive Plan in order to prevent the dilution or enlargement of the potential benefits intended to be made available thereunder, the administrator will make appropriate, proportionate adjustments to:

●	the aggregate number and type of shares subject to the 2025 Equity Incentive Plan;
●	the number and kind of shares subject to outstanding awards and terms and conditions of outstanding awards (including, without limitation, any applicable performance targets or criteria with respect to such awards); and
●	the grant or exercise price per share of any outstanding awards under the 2025 Equity Incentive Plan.

Amendment and Termination. The administrator may terminate, amend, or modify the 2025 Equity Incentive Plan at any time and from time to time. However, we must generally obtain stockholder approval to the extent required by applicable law, rule, or regulation (including any applicable stock exchange rule). Notwithstanding the foregoing, an option may be amended to reduce the per share exercise price below the per share exercise price of such option on the grant date and options may be granted in exchange for, or in connection with, the cancellation or surrender of options having a higher per share exercise price without receiving additional stockholder approval.

Termination. The Board may terminate the 2025 Equity Incentive Plan at any time. No awards, including incentive stock options, may be granted pursuant to the 2025 Equity Incentive Plan after the 10th anniversary of the effective date of the 2025 Equity Incentive Plan, and no additional annual share increases to the 2025 Equity Incentive Plan’s aggregate share limit will occur from and after such anniversary. Any award that is outstanding on the termination date of the 2025 Equity Incentive Plan will remain in force according to the terms of the 2025 Equity Incentive Plan and the applicable award agreement.

As of March 23, 2026, a total of 137,636,299 shares of Common Stock are reserved for awards under the 2025 Equity Incentive Plan.

As of March 23, 2026, a total of 40,872,722 shares of Common Stock remain available for issuance under the 2025 Equity Incentive Plan.

2022 Equity Incentive Plan

On October 10, 2022, the Company’s stockholders and Board approved the 2022 Incentive Stock Plan (the “2022 Equity Incentive Plan”). The principal purpose of the 2022 Equity Incentive Plan is to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards. The following description of the 2022 Equity Incentive Plan is based on the key terms and provisions in the 2022 Equity Incentive Plan; in the event of an inconsistencies between the 2022 Equity Incentive Plan and this description, the terms and conditions of the 2022 Equity Incentive Plan shall apply.

Share Reserve. Under the 2022 Equity Incentive Plan, approximately 150,000 shares of Common Stock were initially reserved for issuance (which has subsequently been increased to 1,217,866 shares) pursuant to a variety of stock-based compensation awards, including stock options, restricted stock awards, stock awards, and performance shares. The number of shares reserved for issuance will be increased by, if approved by our Board or the Compensation Committee of our Board, an annual increase, equal to the lesser of (A) 4% of the shares of stock outstanding on the last day of the immediately preceding fiscal year, and (B) such smaller number of shares of stock as determined by our Board.

Administration. The Board administers the 2022 Equity Incentive Plan unless it delegates any or all powers with respect to the 2022 Equity Incentive Plan to the Compensation Committee. The 2022 Equity Incentive Plan provides that the Board may delegate to a committee consisting of two or more members of our Board.

Subject to the terms and conditions of the 2022 Equity Incentive Plan, the administrator has the authority to select the persons to whom awards are to be made, to determine the number of shares to be subject to awards, and the terms and conditions of awards, and to make all other determinations and to take all other actions necessary or advisable for the administration of the 2022 Equity Incentive Plan. The administrator is also authorized to adopt, amend, or rescind rules relating to administration of the 2022 Equity Incentive Plan. Our Board may at any time remove the Compensation Committee as the administrator and rest in itself the authority to administer the 2022 Equity Incentive Plan.

Eligibility. Options, restricted stock, and all other stock-based awards under the 2022 Equity Incentive Plan may be granted to individuals who are then our officers, employees, or consultants or are the officers, employees, or consultants. Such awards also may be granted to our directors. Only employees of our company may be granted incentive stock options, or ISOs.

Awards. The 2022 Equity Incentive Plan provides that the administrator may grant or issue stock options, SARs, restricted stock, restricted stock units, performance stock, performance stock units, other stock-based awards, and dividend equivalents, or any combination thereof. Each award sets forth in a separate agreement with the person receiving the award and indicates the type, terms, and conditions of the award.

●	Nonstatutory Stock Options (“NSOs”), provide for the right to purchase shares of our common stock at a specified price which may not be less than fair market value on the date of grant, and usually become exercisable (at the discretion of the administrator) in one or more installments after the grant date, subject to the participant’s continued employment or service with us and/or subject to the satisfaction of corporate performance targets and individual performance targets established by the administrator. NSOs may be granted for any term specified by the administrator that does not exceed ten years.

●	Incentive Stock Options (“ISOs”), are designed in a manner intended to comply with the provisions of Section 422 of the Tax Code and are subject to specified restrictions contained in the Tax Code. Among such restrictions, ISOs must have an exercise price of not less than the fair market value of a share of common stock on the date of grant, may only be granted to employees, and must not be exercisable after a period of ten years measured from the date of grant. In the case of an ISO granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of our capital stock, the 2022 Equity Incentive Plan provides that the exercise price must be at least 110% of the fair market value of a share of common stock on the date of grant and the ISO must not be exercisable after a period of five years measured from the date of grant.

●	Restricted stock and performance shares may be granted to any eligible individual and made subject to such restrictions as may be determined by the administrator, which in the case of performance shares includes performance-based restrictions. Restricted stock and performance shares, typically, may be forfeited for no consideration or repurchased by us at the original purchase price if the conditions or restrictions on vesting are not met. In general, such stock may not be sold or otherwise transferred until restrictions are removed or expire. Recipients of restricted stock and performance shares, unlike recipients of options, have voting rights and have the right to receive dividends, if any, prior to the time when the restrictions lapse, however, extraordinary dividends will generally be placed in escrow, and will not be released until restrictions are removed or expire.

●	Other Stock-Based Awards are awards of fully vested shares of Common Stock and other awards valued wholly or partially by referring to, or otherwise based on, shares of our Common Stock. Other stock-based awards may be granted to participants and may also be available as a payment form in the settlement of other awards, as standalone payments, and as payment in lieu of base salary, bonus, fees, or other cash compensation otherwise payable to any individual who is eligible to receive awards. The plan administrator determines the terms and conditions of other stock-based awards, which may include vesting conditions based on continued service, performance, and/or other conditions.

Any award may be granted as a performance award, meaning that the award is subject to vesting and/or payment based on the attainment of specified performance goals.

Change of Control. In the event of a change of control the administrator is authorized to take such action as it determines to be necessary or advisable, and fair and equitable to participants and the Company, with respect to an outstanding award in the event of a change of control or similar event.

Upon the occurrence of a change of control and unless otherwise provided in an award agreement with respect to a particular award: (i) all outstanding stock options become immediately exercisable in full, subject to any appropriate adjustments in the number of shares subject to the stock option and the option price, and remain exercisable for the remaining option period, regardless of any provision in the related award agreement limiting the exercisability of such stock option or any portion thereof for any length of time; (ii) all outstanding performance shares with respect to which the applicable performance period has not been completed will be paid out as soon as practicable as follows: (a) all performance objectives applicable to the award of performance shares shall be deemed to have been satisfied to the extent necessary to earn one hundred percent (100%) of the performance shares covered by the award; (b) the applicable performance period will be deemed to have been completed upon occurrence of the change of control; (c) the payment to the participant in settlement of the performance shares will be the amount determined by the administrator, in its sole discretion, or in the manner stated in the award agreement, as multiplied by a fraction, the numerator of which is the number of full calendar months of the applicable performance period that have elapsed prior to occurrence of the change of control, and the denominator of which is the total number of months in the original performance period; and (iv) upon the making of any such payment, the award agreement as to which it relates will be deemed terminated and of no further force and effect; and (iii) all outstanding shares of restricted stock with respect to which the restrictions have not lapsed will be deemed vested, and all such restrictions will be deemed lapsed and the restriction period ended.

Under the 2022 Equity Incentive Plan, a change of control is generally defined as:

●	the adoption of a plan of merger or consolidation of the Company with any other corporation or association as a result of which the holders of the voting capital stock of the Company as a group would receive less than 50% of the voting capital stock of the surviving or resulting corporation;

●	the approval by the board of an agreement providing for the sale or transfer (other than as security for obligations of the Company) of substantially all the assets of the Company; or

●	in the absence of a prior expression of approval by the board, the acquisition of more than 20% of the Company’s voting capital stock by any person within the meaning of Rule 13d-3 under the Act (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company).

Adjustments of Awards. In the event of any stock dividend, stock split, a reorganization or reclassification of Common Stock, or any other change in the structure of the shares of Common Stock affecting the number of outstanding shares of Common Stock or the share price of our Common Stock that would require adjustments to the 2022 Equity Incentive Plan or any awards under the 2022 Equity Incentive Plan, the administrator will make appropriate, proportionate adjustments to:

●	the aggregate number and type of shares subject to the 2022 Equity Incentive Plan;

●	the number and kind of shares subject to outstanding awards and terms and conditions of outstanding awards (including, without limitation, any applicable performance targets or criteria with respect to such awards); and

●	the grant or exercise price per share of any outstanding awards under the 2022 Equity Incentive Plan.

Amendment and Termination. The administrator may terminate, amend, or modify the 2022 Equity Incentive Plan at any time and from time to time. However, we must generally obtain stockholder approval to the extent required by applicable law, rule, or regulation (including any applicable stock exchange rule). Notwithstanding the foregoing, an option may be amended to reduce the per share exercise price below the per share exercise price of such option on the grant date and options may be granted in exchange for, or in connection with, the cancellation or surrender of options having a higher per share exercise price without receiving additional stockholder approval.

Termination. The Board may terminate the 2022 Equity Incentive Plan at any time. No awards, including incentive stock options, may be granted pursuant to the 2022 Equity Incentive Plan after the 10th anniversary of the effective date of the 2022 Equity Incentive Plan, and no additional annual share increases to the 2022 Equity Incentive Plan’s aggregate share limit will occur from and after such anniversary. Any award that is outstanding on the termination date of the 2022 Equity Incentive Plan will remain in force according to the terms of the 2022 Equity Incentive Plan and the applicable award agreement.

As of March 23, 2026, a total of 436,504 shares of Common Stock remain available for issuance under the 2022 Equity Incentive Plan.

Equity Award Grant Policies and Practices

In accordance with Item 402(x) of Regulation S-K, the Company’s policy on a go-forward basis will be to grant equity awards, including stock options and SARs, at times that are not proximate to the release of material nonpublic information. The Compensation Committee of the Board intends to schedule meetings to approve equity awards in advance and without regard to the timing of the release of earnings or other material nonpublic information. The Company does not intend to time the granting of equity awards to take advantage of any material nonpublic information.

If equity awards ultimately are granted at a time when the Company is in possession of material nonpublic information, such awards will only be made after careful consideration is given by the Compensation Committee, and the good-faith rationale and legitimate business reasons for the timing of making the award are documented in the Committee’s minutes. The Company does not intend to have a practice of coordinating the timing of equity award grants with the release of material nonpublic information, and any such coincidence would be incidental.

The exercise price of all stock options and SARs shall be set at the closing price of the Common Stock on the date preceding the date of the grant, which is the date the Compensation Committee approves the award. The Company does not and will not have a policy or practice of retroactively selecting grant dates or of granting equity awards with exercise prices that are based on a date other than the actual grant date.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows certain information with respect to all of our equity compensation plans in effect as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding stock options and awards (a)	Weighted- average exercise price of outstanding stock options and awards (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders:
2025 Equity Incentive Plan (1)(2)	15,656,055	$-	21,856,173
2022 Equity Incentive Plan (3)	292,769	$3.54	431,216
Equity compensation plans not approved by stockholders	-	-	-
Total (4)	15,948,824	$0.06	22,287,389

(1)	The number of shares remaining available for future issuance under the 2025 Equity Incentive Plan will be increased, subject to approval by the Board or the Compensation Committee, by an annual increase on the first day of each fiscal year beginning in 2026 and ending in 2035, equal to the lesser of (A) 5% of the shares of stock outstanding on an as converted and fully diluted basis on the last day of the immediately preceding fiscal year, and (B) such smaller number of shares of stock as determined by the Board; provided, however, that no more than shares of stock may be issued upon the exercise of incentive stock options.
(2)	All shares issuable upon vesting of outstanding awards are RSUs, which have no exercise price.
(3)	The number of shares remaining available for future issuance under the 2022 Equity Incentive Plan will be increased, subject to approval by the Board or the Compensation Committee, by an annual increase equal to the lesser of (A) 4% of the shares of stock outstanding on the last day of the immediately preceding fiscal year, and (B) such smaller number of shares of stock as determined by our Board.
(4)	The weighted-average exercise price includes 15,656,055 shares issuable upon vesting of outstanding awards of RSUs, which have no exercise price. Excluding these awards of RSUs, the weighted-average exercise price would be $3.54.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information pertaining to “beneficial ownership” (as defined below) of our Common Stock as of March 23, 2026, by (i) individuals or entities known by us to beneficially own more than five percent of our Common Stock, (ii) each director and director nominee, (iii) our executive officers, and (iv) all directors and executive officers as a group. The table below is based upon information supplied by officers, directors and principal stockholders and Schedule 13Gs and 13Ds filed with the SEC.

The number of shares “beneficially owned” by a given stockholder is determined under SEC Rules, and the designation of ownership set forth below is not necessarily indicative of ownership for any other purpose. In general, the beneficial ownership as set forth below includes shares over which a director, director nominee, principal stockholder, or executive officer has sole or shared voting or investment power and certain shares which such person has a vested right to acquire, under stock options or otherwise, within 60 days of March 23, 2026.

The beneficial ownership percentages set forth in the table below are based on 690,018,254 shares of our Common Stock issued and outstanding as of March 23, 2026. Unless otherwise indicated in the table below, the business address of each of the following is 300 10th Ave South, Nashville, Tennessee 37203.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Shares
Named Executive Officers and Directors
David Bailey(1)	119,361,200	17.30%
Teri Gendron	—	—
Tyler Evans(2)	46,274,500	6.47%
Amanda Fabiano	—	—
Andrew Creighton(3)	4,810,471	* %
Tim Pickett(4)	3,117,266	* %
John Dalton	—	—
Charles P. Blackburn	—	—
Perianne Boring	—	—
Greg Xethalis	—	—
Mark Yusko	2,100,000	* %
All Current Executive Officers and Directors as a Group (11 persons)	175,663,437	24.49%
Greater than 5% Stockholders
Calli Bailey(5)	98,885,800	14.33%
David Bailey (1)	119,361,200	17.30%

* Represents beneficial ownership of less than one percent.

(1)	Includes (i) 96,283,791 shares of Common Stock received in connection with the BTC Merger, (ii) 11,916,837 shares of Common Stock received in connection with the UTXO Merger, and (iii) 11,160,572 shares of Common Stock received in connection with the Nakamoto Merger. Of such shares, 108,200,628 shares of common stock are subject to lock-up agreements with the Company.
(2)	Includes (i) 5,925,156 shares of Common Stock received in connection with the BTC Merger, (ii) 11,916,837 shares of Common Stock received in connection with the UTXO Merger, (iii) 2,232,114 shares of common stock received in connection with the Nakamoto Merger, (iv) 178,571 shares of Common Stock purchased in connection with the PIPE Financings; (v) 25,421,822 stock options exercisable for shares of Common Stock assumed in connection with the BTC Merger and (vi) 600,000 shares of Common Stock granted to Mr. Evans as a fully vested restricted stock award pursuant to the Evans Employment Agreement. Of such shares, 17,841,993 shares of Common Stock are subject to lock-up agreements with the Company.
(3)	Includes (i) 2,232,114 shares of common stock received in connection with the Nakamoto Merger, (ii) 892,857 shares of Common Stock purchased in connection with the PIPE Financings; and (v) 1,685,500 stock options exercisable for shares of Common Stock assumed in connection with the BTC Merger.
(4)	Includes (i) 153,678 shares of Common Stock held directly by Tim Pickett, (ii) 50,022 stock options owned by Tim Pickett exercisable within 60 days, (iii) 2,886,744 shares of Common Stock owned by Wade Rivers, an entity that is beneficially owned by The Wade Rivers Trust, for which Mr. Pickett serves as an investment trustee; and (iv) 26,822 stock options owned by Wade Rivers, exercisable within 60 days.
(5)	Includes 98,863,702 shares of common stock received in connection with the BTC Merger, all of which are subject to lock-up agreements with the Company.

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

BTC Merger Agreement

On February 16, 2026, the Company exercised its call option (the “Nakamoto Option”) to acquire BTC Inc, under that certain Master Marketing Services Agreement, by and between Nakamoto Holdings, BTC Inc, and the other parties thereto, dated May 12, 2025 (the “BTC MSA”), which was assigned to and assumed by the Company pursuant to that certain Assignment and Assumption Agreement with Novation, dated August 14, 2025, by and between the Company, Nakamoto Holdings and BTC Inc (the “Assignment Agreement”).

Under the Assignment Agreement, the Company agreed that in connection with the exercise of both (i) the Nakamoto Option and (ii) BTC Inc’s call option (the “BTC Option”) to acquire UTXO and UTXO Management, under that certain Master Marketing Services Agreement by and among BTC Inc, UTXO, and the other parties thereto, dated May 12, 2025, the Company would issue shares of Common Stock, to the Sellers (as defined in the BTC MSA) and that the per share price of such shares of Common Stock would be $1.12.

Concurrently with the exercise of the Nakamoto Option, the Company entered into the BTC Merger Agreement. Pursuant to the BTC Merger Agreement, Merger Sub merged with and into BTC Inc, with BTC Inc surviving the merger as a wholly-owned subsidiary of the Company. The Board unanimously approved the Company’s entry into the BTC Merger Agreement.

On February 20, 2026, the Company consummated the transactions contemplated by the BTC Merger Agreement. Pursuant to the BTC Merger Agreement, at the closing of the BTC Merger (the “BTC Closing”), (a) all issued and outstanding shares of common stock of BTC Inc, par value $0.00005 per share, and preferred stock of BTC Inc, par value $0.00005 per share, were, collectively, converted into the right to receive 259,886,237 shares of Common Stock ( the “BTC Merger Shares”), and (b) the Company reserved 78,427,012 shares of Common Stock for issuance in connection with fully-vested BTC stock options assumed by the Company (“BTC Stock Options” together with BTC Merger Shares, the “BTC Consideration”).

Based on the closing price of Common Stock of $0.248 on February 19, 2026 (the day prior to the BTC Closing), the aggregate value of the shares of Common Stock issued or issuable as BTC Consideration, net of aggregate strike prices for the BTC Stock Options, is equal to approximately $75,065,352. The shares of Common Stock issued as BTC Consideration will bear customary legends and transfer of such shares will be subject to certain restrictions, including those in the form of lock-up agreements entered into with the Company (the “Lock-Up Agreements”.

Pursuant to the BTC Merger Agreement, 24,835,418 shares of Common Stock were withheld from the BTC Consideration and will be available to offset any post-closing adjustments to the BTC Consideration and to support indemnification obligations (the “BTC Holdback Shares”). Certain stockholders of BTC will receive their pro rata portions of the BTC Holdback Shares subject to the conditions in and in accordance with the BTC Merger Agreement.

As of the BTC Closing, each BTC Stock Option that was outstanding immediately prior to the BTC Closing, whether or not then vested or exercisable, was assumed by the Company and was accelerated, fully-vested and automatically converted into an option to acquire shares of Common Stock.

Each such BTC Stock Option as so assumed and converted (after such conversion, an “Assumed Option”) continues to have the same terms and conditions as applied to the BTC Stock Option immediately prior to the BTC Closing, except that, as of the BTC Closing, each such Assumed Option will constitute an option to acquire that number of whole shares of Common Stock equal to the product of (A) the number of shares of BTC common stock subject to such BTC Stock Option immediately prior to the BTC Closing multiplied by (B) the exchange ratio of 137, at an exercise price per share of Common Stock equal to the quotient obtained by dividing (x) the exercise price per share of such BTC Stock Option by (y) the exchange ratio of 137.

The conversion is designed to preserve the economic value of each BTC Stock Option while converting them into shares of Common Stock. The adjustment ensures that the total cost to exercise the Assumed Options remains the same as it was under the original BTC Stock Options.

In connection with the BTC Closing, (a) Mr. Bailey, our Chief Executive Officer and Chairman of the Board, received 107,068,147 shares of Common Stock as his pro rata portion of the BTC Merger Shares (inclusive of BTC Holdback Shares) (b) Mr. Evans, our Chief Investment Officer, received 6,588,809 shares of Common Stock as his pro rata portion of the BTC Merger Shares (inclusive of BTC Holdback Shares), and (c) Ms. Calli Bailey, who became an affiliate of the Company upon the BTC Closing (together, with Tyler Evans and David Bailey, the “Nakamoto Affiliates”), received 109,937,024 shares of Common Stock as her pro rata portion of the BTC Merger Shares (inclusive of BTC Holdback Shares). Each of the Nakamoto Affiliates signed a Lock-Up Agreement restricting the shares of Common Stock they received as BTC Merger Shares at the BTC Closing, as further described below.

In connection with the Company’s assumption of BTC Stock Options, (a) Tyler Evans will be eligible to receive 25,421,822 shares of Common Stock upon exercise of fully vested BTC Stock Options held by Evans and (b) Andrew Creighton, the Company’s Chief Commercial Officer, will be eligible to receive 1,685,500 shares of Common Stock upon exercise of fully vested BTC Stock Options held by Andrew Creighton.

During 2025, the Company incurred approximately $1,263,906 included in General and administrative expenses in the Consolidated Statements of Income with BTC Inc under a marketing and services agreement in which BTC Inc provides marketing and other administrative support. As of December 31, 2025, $570,152 was owed to BTC Inc.

UTXO Merger Agreement

On February 16, 2026, BTC Inc exercised the BTC Option to acquire UTXO. In order to more efficiently effectuate the closing of the transactions contemplated by the BTC Option and the Nakamoto Option, UTXO, BTC Inc and the Company agreed to effect the transactions contemplated by the exercise of the BTC Option and Nakamoto Option through the simultaneous acquisition of UTXO and BTC Inc by the Company. Accordingly, concurrently with BTC Inc’s exercise of the BTC Option, the Company entered into the UTXO Merger Agreement. Pursuant to the UTXO Merger Agreement, UTXO Merger Sub will merge with and into UTXO, with UTXO surviving the merger as a wholly-owned subsidiary of the Company. The Board unanimously approved the Company’s entry into the UTXO Merger Agreement.

Contemporaneously with the BTC Closing, the UTXO Merger closed pursuant to the UTXO Merger Agreement (the “UTXO Closing” and together with the BTC Closing, the “Closing”). At the UTXO Closing, all issued and outstanding equity interests of UTXO were converted into the right to receive 26,481,860 shares of Common Stock (the “UTXO Consideration”). Based on the closing price of Common Stock of $0.248 on February 19, 2026 (the day prior to the UTXO Closing), the value of the UTXO Consideration is equal to approximately $6,567,501. The shares of Common Stock issued as UTXO Consideration will bear customary legends and transfer of such shares will be subject to certain restrictions, including those in the Lock-Up Agreements.

Pursuant to the UTXO Merger Agreement, 2,648,186 shares of Common Stock were withheld from the UTXO Consideration and will be available to offset any post-closing adjustments to the UTXO Consideration and to support any indemnification obligations (the “UTXO Holdback Shares”). The UTXO equityholders will receive their pro rata portion of the UTXO Holdback Shares subject to conditions in and in accordance with the UTXO Merger Agreement.

In connection with the UTXO Closing, (i) Mr. Bailey, our Chief Executive Officer and Chairman of the Board, received 13,240,930 shares of Common Stock as his pro rata portion of the UTXO Consideration (inclusive of UTXO Holdback Shares) and (ii) Mr. Evans, our Chief Investment Officer, received 13,240,930 shares of Common Stock as his pro rata portion of the UTXO Consideration (inclusive of UTXO Holdback Shares).

BTC Inc and UTXO Lock-Up Agreements

In connection with the Mergers, certain equityholders of BTC Inc and UTXO will enter into Lock-Up Agreements. Under the Lock-Up Agreements, such holders will agree that, (i) during the period commencing at the Closing and ending on the date that is six (6) months after the Closing, they will not, directly or indirectly, offer, sell, contract to sell, pledge, grant any option to purchase or otherwise dispose of, or engage in any hedging or derivative transactions with respect to 50% of the shares of Common Stock received in the applicable Merger (other than, in the case of UTXO, the BTC Inc and UTXO Holdback Shares) (or any securities issuable upon exercise, vesting or settlement of an option, warrant, restricted stock award, restricted stock unit of either BTC Inc, UTXO, or the Company), and will not make any demand for, or exercise any right with respect to, the registration of such securities, and (ii) during the period commencing at the Closing and ending on the date that is twelve (12) months after the Closing, they will be subject to the foregoing restrictions with respect to the remaining 50% of such securities, in each case subject to customary permitted transfers (including transfers to affiliates, family members and trusts for estate planning purposes, to charitable organizations, and pursuant to will or intestacy), provided that any permitted transferee agrees in writing to be bound by the Lock-Up Agreement for the remainder of the applicable restricted period.

Nakamoto Holdings Merger Agreement

On August 14, 2025, the Company consummated the Nakamoto Merger, including the merger of Merger Sub with and into Nakamoto Holdings, with Nakamoto Holdings surviving as a wholly owned subsidiary of the Company. The consideration for the Merger consisted of approximately 22.3 million shares of Common Stock, to be issued to Nakamoto Holdings shareholders. In connection with the Merger, the Company also entered into private placement subscription agreements associated with the PIPE Financings. The gross proceeds were approximately $540.0 million before deducting placement agent fees and other offering expenses. The net proceeds from the PIPE Financings have been used to acquire Bitcoin, which positioned us to implement our Bitcoin treasury strategy, and for working capital and general corporate purposes. On May 12, 2025, we also agreed to issue a secured convertible debenture in the principal amount of $200.0 million to YA II PN, Ltd. (the “Convertible Debt Transaction”). The Merger and PIPE Financings closed on August 14, 2025 and the Convertible Debt Transaction closed on August 15, 2025.

Registration Rights Agreements

In connection with the Nakamoto Merger, the Company entered into that certain Registration Rights Agreement (the “RRA”) with the stockholders of Nakamoto Holdings (the “Nakamoto Stockholders”) pursuant to which, among other things, and subject to certain limitations set forth therein, certain holders of Common Stock have customary demand registration rights and the Company is obligated to prepare and file a registration statement registering the offer and sale of all of their Common Stock. In addition, Mr. David Bailey, the Chief Executive Officer and chairman of the Company, has the right to require the Company pursuant to the RRA, subject to certain limitations set forth therein, to effect a distribution of any or all of their shares of Common Stock by means of an underwritten offering. The Company is not obligated to effect any underwritten offering unless the dollar amount of Mr. Bailey’s registrable securities is reasonably likely to result in gross sale proceeds of at least $25 million. The RRA also provides the Nakamoto Stockholders with certain customary piggyback registration rights. These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares to be included in a registration or offering and the Company’s right to delay or withdraw a registration statement under certain circumstances.

Indemnification Agreements

On August 14, 2025, the Company entered into a standard form of indemnification agreement (the “Indemnification Agreements”) with each of Perianne Boring, Tim Pickett, Mark Yusko, Greg Xethalis, Charles Blackburn, David Bailey, Eric Weiss, in connection with the Closing. The Indemnification Agreements provide, among other things, that the Company will indemnify each of the directors under the circumstances and to the extent provided for therein, for certain expenses they may be required to pay in connection with certain claims to which they may be made a party by reason of their position as a director of the Company, and otherwise to the fullest extent permitted under Utah law and the Company’s governing documents. In connection with the Closing, the Company also entered into Indemnification Agreements with Tyler Evans, Andrew Creighton, Kyle Simon, and Amanda Fabiano on substantially the same terms as the foregoing. The Indemnification Agreement is identical in all material respects to the indemnification agreements entered into with other Company directors.

PIPE Investments

On August 14, 2025, the Company completed the PIPE Financings. The Acquired Securities were issued in a private placement in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

In connection with the Closing, certain directors and executive officers of the Company also participated in the PIPE Financings on the same terms as the other PIPE Subscribers. Mark Yusko, Tyler Evans, and Andrew Creighton participated in the PIPE Financings. Specifically, Mark Yusko, a member of the Board, agreed to purchase and received 2,100,000 shares of the Company’s Common Stock; Tyler Evans, the Company’s Chief Investment Officer, agreed to purchase and received 178,571 shares of the Company’s Common Stock; and Andrew Creighton, the Company’s Chief Commercial Officer, agreed to purchase and received 892,857 shares of the Company’s Common Stock. The purchases by Messrs. Yusko, Evans, and Creighton were made for investment purposes and on terms no more favorable than those applicable to the other PIPE Subscribers.

Consulting and Employment Agreements

The information included in Item 11 under the heading “Consulting and Employment Agreements” is incorporated herein by reference.

Treasury B.V. Investment

On September 4, 2025, Nakamoto Holdings made a minority investment in Treasury B.V. (“Treasury”), a private limited liability company under the laws of the Netherlands (the “Minority Investment”). In connection with the Minority Investment, Nakamoto Holdings entered into a Private Deed of Issuance (the “Private Deed”) by and among Treasury, Stichting Administratiekantoor Treasury, a foundation under the laws of the Netherlands (“Stichting”), and Nakamoto Holdings, pursuant to which Treasury agreed to issue to Stichting 1,363,027 (the “Issuance”) ordinary shares of Treasury, par value EUR 0.01 (the “Shares”), in exchange for €12,835,870.08 (approximately $15.0 million). In connection with the Issuance, Stichting issued 1,363,027 depositary receipts, representing each of the Shares, to Nakamoto Holdings in exchange for a subscription price of approximately €9.42 (approximately $10.98) per depositary receipt, for an aggregate of €12,835,870.08 (approximately $15.0 million) to be paid directly to Treasury by Nakamoto Holdings in USD Coin (USDC).

Following the Minority Investment, Treasury intends to list on a European exchange. As a condition to the Minority Investment, Nakamoto Holdings was required to deliver a customary lock-up agreement to Treasury, pursuant to which Nakamoto Holdings agreed not to sell, transfer, pledge, assign, lend, grant any option over or otherwise dispose of, directly or indirectly, any securities of ListCo (“ListCo Securities”) received by Nakamoto Holdings in exchange for the depositary receipts, for a 90-day period pursuant to a phased release of the ListCo Securities, commencing on the effective date of listing on the exchange.

In connection with the contemplated Reverse Listing, Treasury entered into (i) a definitive agreement for the purchase of Bitcoin Decentralized B.V., a private company with limited liability under the laws of the Netherlands (“Bitcoin BV”), and (ii) a media services and licensing agreement with BTC Media LLC, a Tennessee limited liability company (“BTC Media,” and (i) and (ii) collectively with the Minority Investment, the “Transaction”). Both agreements were negotiated on an arm’s length basis and the Minority Investment was not a condition to the closing of either agreement.

The Audit Committee approved the Minority Investment pursuant to the Company’s Related Person Transaction Policy because (a) at the time of the Minority Investment, BTC Inc was not a subsidiary of the Company and (b) (i) both Bitcoin BV and BTC Media are affiliates of BTC Inc, and (ii) David Bailey, the Company’s Chief Executive Officer and Chairman of the Board was an officer, director and equityholder of BTC Inc; Tyler Evans, the Company’s Chief Investment Officer, was an officer, director and equityholder of BTC Inc; and Andrew Creighton, the Company’s Chief Commercial Officer, was an officer and equityholder of BTC Inc.

Metaplanet Investment

On September 9, 2025, Nakamoto Holdings made a commitment to purchase up to $30 million of shares of common stock of Metaplanet Inc., a corporation organized under the laws of Japan, (TSE: 3350) (OTC: MTPLF) (“Metaplanet”), in connection with Metaplanet’s previously announced international equity financing (the “International Offering”).

Nakamoto Holdings paid a purchase price of approximately $3.75 per share for a total of 8,000,000 shares of Metaplanet’s common stock (the “Metaplanet Stock”). The International Offering closed on September 17, 2025. No separate share purchase agreement or subscription document was required to be signed by the Company in connection with its commitment.

The Audit Committee approved the $30 million investment pursuant to the Company’s Related Person Transaction Policy. This approval was required because David Bailey, the Company’s Chief Executive Officer and Chairman of the Board, serves on the advisory board of Metaplanet; Tyler Evans, the Company’s Chief Investment Officer, is a director of Metaplanet; and Mark Yusko, a director of the Company, is a director of Metaplanet.

In Q1 2026, the Company sold 5,000,000 shares of its Metaplanet Stock for approximately $11.1 million.

ITEM 14. Principal Accountant Fees and Services

The following table shows the fees billed for the applicable prior year audits of the Company’s consolidated financial statements and for other services rendered by accountants in the years 2025 and 2024.

Lead Audit Firm	2025	2024
Audit Fees (1)	$295,000	$93,311
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total:	$295,000	$93,311

The aggregate total of accounting fees was $295,000 in 2025 compared to $93,311 in 2024.

(1) Fees for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in our Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. The lead audit firm in both 2025 and 2024 was Sadler, Gibb & Associates (the “Lead Audit Firm”). The 2025 aggregated audit fee total was $295,000 compared to $93,311 in 2024.

(2) Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, such as fees for the adoption of new accounting standards. The Company did not incur any audit-related fees for the fiscal years ended December 31, 2025 and 2024.

(3) Tax fees consist of fees for tax filing, preparation and tax advisory services. The Lead Audit Firm did not charge the Company any tax fees for the years ended December 31, 2025 and 2024. In both 2025 and 2024, independent firms prepared the tax returns and provided additional consulting required for state and federal compliance. The Company did not incur any audit-related fees for the fiscal years ended December 31, 2025 and 2024.

(4) The Company did not incur any all other fees for the fiscal years ended December 31, 2025 and 2024.

Pre-Approval Policies and Procedures

Pursuant to the charter of the Audit Committee, the Audit Committee must pre-approve all audit and permitted non-audit and tax services that may be provided by our independent auditors. During 2025 and 2024, all services provided by the Lead Audit Firm were pre-approved by the Audit Committee.

The Audit Committee may also delegate to one or more subcommittees the authority to approve any audit or permitted non-audit and tax services to be provided to us by our independent auditors.

Auditor Independence

The Audit Committee has considered whether the provision of the services rendered for non-audit matters is compatible with maintaining auditor independence and concluded that auditor independence was not impaired by performing such work for the Company, where applicable.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Exhibit Number	Description

1.1	Sales Agreement, dated August 26, 2025, by and among the Company and TD Securities (USA) LLC, Cantor Fitzgerald & Co., B. Riley Securities, Inc., The Benchmark Company, LLC, Canaccord Genuity LLC, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, Craig-Hallum Capital Group LLC, Needham & Company, LLC and Yorkville Securities, LLC (incorporated by reference to Exhibit 1.2 to the Company’s Form S-3, filed with the SEC on August 26, 2025).
2.1‡^	Merger Agreement, dated as of May 12, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2025).
2.2+‡	UTXO Merger Agreement, dated as of February 16, 2026 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).
2.3+‡	BTC Merger Agreement, dated as of February 16, 2026 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2026).
3.1	Certificate of Incorporation, dated as of December 17, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2026).
3.2	Certificate of Amendment, dated as of January 16, 2026 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2026).
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2026)
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2026).
4.1*	Description of Securities.
4.2	Form of Indenture (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3, filed with the SEC on August 26, 2025).
10.1	First Addendum to Warrant Agent Agreement, dated May 6, 2025 (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2025).
10.2	Form of Shareholder Support Agreement, dated as of May 12, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2025).
10.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2025).
10.4	Form of Equity PIPE Subscription Agreement, dated as of May 12, 2025, by and between Kindly and certain investors party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2025).

10.5‡	Marketing Services Agreement, dated May 12, 2025, by and between Nakamoto Holdings, Inc. and BTC Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2025).
10.6*#	Employment Agreement by and between the Company and Tim Pickett dated September 15, 2023.
10.7#	Addendum to Executive Employment Agreement with Tim Pickett dated May 12, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2025).
10.8^	Form of Equity PIPE Subscription Agreement, dated as of June 19, 2025, by and between Kindly and certain investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2025).
10.9†	Registration Rights Agreement, dated as of August 14, 2025, by and among Kindly MD, Inc. and the stockholders of Nakamoto Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).
10.10†	Assignment and Assumption Agreement, dated as of August 14, 2025, by and among Kindly MD, Inc., Nakamoto Holdings, Inc. and BTC Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).
10.11†	Administrative Services Agreement, dated as of August 14, 2025, by and between Kindly MD, Inc., BTC Inc. and certain subsidiaries of Kindly MD, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).
10.12†	Form of Pre-Funded Common Stock Purchase Warrant of Kindly MD, Inc., issued as of August 14, 2025 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).
10.13	Form of Kindly MD Inc.’s Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).
10.14#	Addendum to Executive Employment Agreement with Tim Pickett, dated August 14, 2025 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).
10.15#	Consulting Agreement, by and between BTC Consulting, LLC and Kindly MD, Inc., dated August 14, 2025 (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).
10.16#	Employment Agreement, by and between Tyler Evans and Kindly MD, Inc., dated August 14, 2025 (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).
10.17#	Employment Agreement, by and between Andrew Creighton and Kindly MD, Inc., dated August 14, 2025 (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).

10.18#	Consulting Agreement, by and between Second Gate Advisory LLC and Kindly MD, Inc. dated August 14, 2025 (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).
10.19	Private Deed, dated as of September 4, 2025, by and among Treasury, Stichting, and Nakamoto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2025).
10.20	Loan Agreement, dated as of September 30, 2025, among KindlyMD and Two Prime Lending Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 3, 2025).
10.21#	Employment Agreement with Teresa Gendron, dated December 8, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 8, 2025).
10.22#	Employment Agreement with John Dalton, dated December 8, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 8, 2025).
10.23	Master Loan Agreement, dated as of December 3, 2025, among Nakamoto Holdings Inc. and Payward Interactive, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 9, 2025).
10.24	First Amendment to the Master Loan Agreement, dated as of January 30, 2026, by and between Nakamoto Holdings, Inc. and Payward Interactive, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2026).
10.25	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).
10.26#	Kindly MD Inc.’s 2025 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 filed with Kindly MD Inc.’s Registration Statement on Form S-8 filed on September 12, 2025).
10.27#	Kindly MD Inc.’s 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2024)
14.1	Amended and Restated Code of Ethics and Business Conduct of Kindly MD, Inc. (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed August 15, 2025).
19.1†‡	Amended and Restated Insider Trading Policy of Kindly MD, Inc. (incorporated by reference to Exhibit 19.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm
97.1	Amended and Restated Clawback Policy of Kindly MD, Inc. (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

† Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are the type of information that the Company treats as private or confidential.

+ The annexes, schedules, and certain exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the Commission upon request.

‡ Certain schedules to this exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5). The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

^ Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ David Bailey
Name:	David Bailey
Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Bailey	Chief Executive Officer and Chairman	March 30, 2026
(Principal Executive Officer)

/s/ Teresa Gendron	Chief Financial Officer	March 30, 2026
(Principal Financial Officer)

/s/ John Dalton	Chief Accounting Officer	March 30, 2026
(Principal Accounting Officer)

/s/ Charles Blackburn	Director	March 30, 2026

/s/ Perianne Boring	Director	March 30, 2026

/s/ Tim Pickett	Director	March 30, 2026

/s/ Greg Xethalis	Director	March 30, 2026

/s/ Mark Yusko	Director	March 30, 2026

