Form 10-Q
period 2026-03-31
Nakamoto Inc.
filed 2026-05-13
CIK 1946573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 001-42103

NAKAMOTO INC.

(Exact name of Registrant as specified in its charter)

Delaware	84-3829824
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

300 10th Ave South, Nashville, TN 37203

(Address of Principal Executive Office and Zip Code)

(615) 676-8668

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

As of May 11, 2026, there were 696,085,586 shares of common stock, par value $0.001 issued and outstanding.

NAKAMOTO INC.

2026 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAKAMOTO INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NAKAMOTO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(Dollars in thousands)	2026	2025

ASSETS

Current Assets:
Cash and cash equivalents	$35,300	$22,583
Prepaid expenses	14,056	2,171
Derivative assets	8,182	-
Call option asset - related party	-	199,060
Other current assets	5,881	3
Total Current Assets	63,419	223,817

Digital assets	345,587	467,550
Investments	16,888	35,697
Intangible assets	101,175	3,009
Goodwill	93,506	-
Other non-current assets	186	535

Total Assets	$620,761	$730,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$13,093	$5,859
Contract liabilities	23,118	-
Notes payable, net	209,740	209,558
Derivative liabilities	5,624	-
Other current liabilities	124	568
Total Current Liabilities	251,699	215,985

Non-current Liabilities:
Contract liabilities	1,622	$-
Other non-current liabilities	366	366

Total Liabilities	253,687	216,351

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $0.001 par value per share; authorized - 10,000,000 shares; none issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	-	-
Common stock, $0.001 par value, 10 billion shares authorized; 690,018,254 shares issued and outstanding as of March 31, 2026 and 439,950,632 shares issued and 437,946,327 outstanding as of December 31, 2025	690	440
Treasury stock at cost, 0 and 2,004,305 shares as of March 31, 2026 and December 31, 2025, respectively	-	(749)
Additional paid-in capital	665,296	574,571
Accumulated other comprehensive loss	(131)	-
Accumulated deficit	(298,781)	(60,005)
Total Stockholders’ Equity	367,074	514,257

Total Liabilities and Stockholders’ Equity	$620,761	$730,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAKAMOTO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the	For the
	Three Months	Three Months
(Dollars in thousands, except per share data)	March 31, 2026	March 31, 2025

Operating revenues:
Media	$409	$-
Advisory	510	-
Asset management	209	-
Derivative	1,071	-
Healthcare	479	580
Total operating revenues	2,678	580

Operating expenses:
Cost of revenue	232	8
Compensation	7,347	1,003
General and administrative	9,784	593
Depreciation and amortization	1,115	18
Loss on change in fair value of digital assets	102,485	-
Loss on investments	7,885	-
Total operating expenses	128,848	1,622

Operating loss	(126,170)	(1,042)

Non-operating income (expense)
Other income (expense), net	(642)	10
Interest expense	(4,220)	(6)
Change in fair value of call option asset-related party	(107,744)	-
Total non-operating income (expense)	(112,606)	4

Net loss before provision for income taxes	(238,776)	(1,038)

Provision for income taxes	-	-
Net loss	$(238,776)	$(1,038)

Net loss per share of common stock - basic and diluted	$(0.38)	$(0.17)

Weighted average shares outstanding - basic and diluted	636,472	6,025

Net loss from above	$(238,776)	$(1,038)
Other comprehensive loss:
Foreign currency translation adjustments	(131)	-
Total other comprehensive loss	(131)	-
Comprehensive loss	$(238,907)	$(1,038)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAKAMOTO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock	Additional Paid-in	Other Comprehensive	Accumulated
(Dollars in thousands)	Shares	Amount	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2024	6,029,648	$6	$(22)	$10,360	$-	$(7,776)	$2,568

Stock-based compensation	-	-	-	9	-	-	9
Treasury stock repurchase	(7,500)	-	(10)	-	-	-	(10)
Net loss	-	-	-	-	-	(1,038)	(1,038)
Balance as of March 31, 2025	6,022,148	$6	$(32)	$10,369	$-	$(8,814)	$1,529

Balance at December 31, 2025	437,946,327	$440	$(749)	$574,571	$-	$(60,005)	$514,257
Issuance of common stock in acquisition of BTC Inc	218,372,167	218	-	83,294	-	-	83,512
Issuance of common stock in acquisition of UTXO	23,833,674	24	-	6,549	-	-	6,573
Issuance of common stock upon cashless exercise of warrants	10,000,000	10	-	(10)	-	-	-
Issuance of common stock upon vesting of RSAs	600,000	1	-	154	-	-	155
Stock-based compensation	-	-	-	1,607	-	-	1,607
Common stock cancellation	(406,013)	-	-	-	-	-	-
Treasury stock repurchase and retirement	(327,901)	(3)	749	(869)	-	-	(123)
Change in cumulative foreign currency translation adjustment	-	-	-	-	(131)	-	(131)
Net loss	-	-	-	-	-	(238,776)	(238,776)
Balance as of March 31, 2026	690,018,254	$690	$-	$665,296	$(131)	$(298,781)	$367,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAKAMOTO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
(Dollars in thousands)	March 31, 2026	March 31, 2025

Cash flows from operating activities:
Net loss	$(238,776)	$(1,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,607	9
Depreciation and amortization	1,115	18
Interest paid in digital assets	3,928	-
Loss on derivative assets	3,013	-
Gain on derivative liabilities	(4,084)	-
Change in fair value of digital assets	102,485	-
Loss on investments	7,885	-
Change in fair value of call option asset - related party	107,744	-
Other	629	70
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,333)	67
Digital assets	(487)	-
Purchases of Bitcoin put options	(8,833)	-
Accounts payable and accrued expenses	(6,234)	48
Contract liabilities	4,332	-
Proceeds from sale of Bitcoin call options	6,730	-
Non-current liabilities	(6)	(39)
Net cash used in operating activities	(23,285)	(865)

Cash flows from investing activities:
Proceeds from sale of digital assets	20,656	-
Proceeds from investments	11,140	-
Purchase of digital assets	(3,963)	-
Capitalized software	-	(173)
Cash acquired in business combinations	8,730	-
Net cash provided by (used in) investing activities	36,563	(173)

Cash flows from financing activities:
Repurchase of treasury stock	(561)	(10)
Repayments of notes payable	-	(84)
Repayments of finance lease liabilities	-	(1)
Net cash used in financing activities	(561)	(95)

Net change in cash and cash equivalents	12,717	(1,133)

Cash and cash equivalents - beginning of period	22,583	2,274

Cash and cash equivalents - end of period	$35,300	$1,141

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	-	-
Non-cash investing and financing activities:
Issuance of common stock for BTC Inc acquisition	$83,512	$-
Issuance of common stock for UTXO acquisition	6,573	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAKAMOTO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

Nakamoto Inc., formerly known as KindlyMD, Inc., is, with its subsidiaries, a Bitcoin operating company with media, asset management, and advisory capabilities, together with a bitcoin treasury (“Nakamoto,” “the Company,” “we,” “our,” or “us”). Through its ecosystem-wide presence, Nakamoto seeks to provide investors with exposure to Bitcoin’s global growth.

Nakamoto was formed in 2019 as a healthcare company and began its transformation into a Bitcoin operating company in August of 2025, with the merger between Nakamoto Holdings, Inc. and Kindly MD, Inc. On December 27, 2025, the Company converted from a Utah corporation to a Delaware corporation, and on January 21, 2026, the Company changed its name to Nakamoto Inc.

During the three months ended March 31, 2026, the Company completed the acquisitions of both (i) BTC Inc. (“BTC Inc”), a Delaware corporation founded in 2012 and headquartered in Nashville, Tennessee, which operates a Bitcoin-focused media and events company that publishes Bitcoin Magazine and produces the Bitcoin Conference, and (ii) UTXO Management GP, LLC (“UTXO”), a Tennessee limited liability company formed in 2019, which serves as the general partner and investment manager of multiple digital asset focused funds. See Note 3 - Business Combinations for a full description of these transactions and the related accounting.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The following policies are either new to the Company as a result of the BTC Inc and UTXO acquisitions completed during the three months ended March 31, 2026, or have been updated to reflect changes in the current period.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed financial statements of Nakamoto have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8 of Regulation S-X and the related rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). These interim unaudited condensed financial statements should be read in conjunction with those audited consolidated financial statements included in the Form 10-K, as filed with the SEC on March 30, 2026 (“Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting of normal recurring accruals, have been made. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the entire year.

Reclassifications

Certain reclassifications within the balance sheets and operating expenses have been made to the prior period’s financial statements to conform to the current period financial statement presentation. There is no impact in total on the results of operations and cash flows in all periods presented.

Derivative Contracts

We write covered calls and call spreads to convert the implied volatility embedded in Bitcoin options markets into recurring premium income. We also purchase protective puts and put spreads to reduce our mark-to-market exposure to adverse Bitcoin price movements over defined time horizons. These freestanding option contracts meet the definition of derivative instruments under ASC 815-10, as each contract has an underlying (the price of Bitcoin) and notional amount, an initial net investment smaller than the full notional exposure, and a net settlement mechanism. In accordance with ASC 815-10, purchased options are recognized as derivative assets and written options are recognized as derivative liabilities on the unaudited condensed consolidated balance sheets at trade date. All Bitcoin option contracts are measured initially and subsequently at fair value using Level 1 inputs for exchange-traded contracts.

Consistent with our Bitcoin focused business strategy, in which the active management of our Bitcoin treasury through option contracts constitutes an ongoing component of our operations, realized and unrealized gains and losses on Bitcoin derivative instruments are presented net within the unaudited condensed consolidated statements of comprehensive loss under derivative revenue.

Contract Liabilities

Contract liabilities represent our obligation to transfer goods or services to customers from whom we have received consideration.

Segments

We identify reporting segments based on how the chief operating decision maker (“CODM”) regularly reviews financial information to allocate resources and assess performance. Our CODM, who is our Chief Executive Officer, reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues and operating income by our four reportable segments: Media & Information Services, Asset Management, Bitcoin Operations and Healthcare Operations. Corporate overhead is reported separately as Other. See Note 12—Segment Information for additional information.

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. To achieve this core principle, we apply the following five-step approach: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied. We apply ASC 606 to the following revenue streams: media, advisory, asset management, and healthcare.

Media Revenue

Media revenue consists of revenue generated from events, digital, and print revenue streams.

Events Revenue: We host conferences and industry gatherings and generate revenue through ticket sales, sponsorships, exhibitor fees, and ancillary services related to our produced events. Revenue from our produced events is recognized when the event occurs, and performance obligations are satisfied. Amounts invoiced or collected in advance of the event are recorded as contract liabilities until the event is completed.

Event sponsorship contracts generally include a bundle of highly interrelated services, such as branding, marketing exposure, booth access, and attendee benefits. We have determined that these promised goods and services are not distinct within the context of the contract, as they are not separately identifiable and do not provide standalone value to the customer. Accordingly, each event sponsorship arrangement is accounted for as a single performance obligation. The transaction price is typically fixed and stated in the contract, and because the contracts include a single performance obligation, no allocation of consideration to individual activities is performed.

In addition to our produced events, we participate in certain international conferences through cooperation or joint venture arrangements with local co-organizers. These arrangements are evaluated under ASC 808, Collaborative Arrangements, as we and our partners are active participants that share risks and rewards. To the extent we provide services to these arrangements that are within the scope of ASC 606, such services are evaluated separately, including an assessment of whether we act as a principal or agent. For these international events, we generally do not control the underlying event operations or locally provided services prior to transfer to customers and therefore act as an agent. Accordingly, revenue is recognized on a net basis for services we provide, such as brand licensing, programming, and agreed-upon sales and marketing services. Revenue is recognized as the related services are performed or, for event-based services, at the time the event occurs, consistent with ASC 606-10-25.

Digital Revenue: We generate revenue through advertising, content syndication, and other services delivered through our online platforms. Digital revenue contracts may include multiple promised services, such as online advertising, newsletter placements, or other sponsored content. Revenue is recognized over the period in which the related digital content is delivered, or as advertising impressions occur, reflecting when the customer receives the benefit. Specifically, website and sponsored content revenue is recognized when the content is published or delivered, and advertising revenue is recognized over the period in which the public outreach is distributed and impressions are delivered. Amounts invoiced or collected in advance of delivery are recorded as contract liabilities and recognized as revenue as the related advertising services are performed.

Print Revenue: We derive print revenue from the sale of physical publications and print advertising. Revenue from the sale of physical publications is recognized upon delivery, when control of the publication transfers to the customer. Print advertising revenue is recognized over the advertising period. Amounts billed or collected in advance of publication or delivery are recorded as contract liabilities and recognized as revenue when the applicable publication is distributed.

Advisory Revenue

We generate advisory revenue through corporate subscription services, consulting engagements, and symposium sponsorships. Corporate subscription contracts provide customers with access to curated Bitcoin research, policy intelligence, and executive education content over a defined contract term, typically ranging from twelve to twenty-four months. These contracts represent a single stand-ready performance obligation satisfied ratably over the subscription period, and revenue is recognized on a straight-line basis over the contract terms in accordance with ASC 606-10-25. Amounts invoiced or collected in advance of the subscription period are recorded as contract liabilities and recognized as revenue as the performance obligation is satisfied.

Consulting revenue is derived from bespoke advisory engagements with corporate clients pursuing Bitcoin treasury and strategy initiatives. Each consulting engagement is evaluated to identify the distinct performance obligations within the contract. Where an engagement comprises a single deliverable or a series of related services that are substantially the same and have the same pattern of transfer, the arrangement is treated as a single performance obligation recognized at the point in time the service is delivered or, where services are rendered over a defined period, ratably over that period. Variable consideration, if any, is estimated using the most likely amount method and included in the transaction price to the extent it is probable that a significant reversal will not occur.

Symposium sponsorship revenue relates to exclusive, invitation-only leadership forums hosted by us, generally for the benefit of the Bitcoin for Corporations members. Symposium sponsorship contracts typically include a single performance obligation representing the sponsorship package delivered in connection with the event. Revenue is recognized at the point in time the symposium occurs, consistent with the recognition pattern applied to our other event-based revenue streams. Amounts received in advance of the symposium date are recorded as contract liabilities until the performance obligation is satisfied.

Asset Management Revenue

We provide continuous investment management services to both 210k Capital, LP (“210k Capital”) and UTXO Bitcoin Ecosystem Master Fund 1 LP (“Bitcoin Ecosystem”) (together, the “Funds”), which include portfolio management, risk monitoring, and consulting. These services represent a single performance obligation that is satisfied over time, consisting of a series of distinct services that are substantially the same and follow the same pattern of transfer. Although we receive two forms of compensation (i.e., management fees and performance fees, as described in more detail below), both relate to the same underlying service of managing the funds and are considered part of the same performance obligation.

Management Fee Income: We earn a management fee for acting as the investment manager for the Funds. The performance obligation is the management of the Funds. While the individual activities that comprise the performance obligation can vary day to day, the nature of the overall performance obligation to provide management services is the same and considered by us to be a series of services that have the same pattern of transfer to the customer and the same method to measure progress toward satisfaction of the performance obligation. The series of distinct services represents a single performance obligation that is satisfied over time. We recognize revenue ratably as the Funds receive and consume the benefits as they are provided by us.

We receive a management fee for our services of between 1.5% and 2.0% annually of the Net Asset Value (“NAV”) of a limited partner’s capital account for 210k Capital and receive a management fee for our services of generally 2.0% annually of the capital contributions of a limited partner’s capital account for Bitcoin Ecosystem.

Performance Fee Income: We recognize performance fee income based on each of the Funds investment performance. The performance-based income arises from our role as investment manager and General Partner of each of the Funds. The performance obligation is satisfied over time as we achieve specific benchmarks and thresholds through each of the Funds as detailed below.

For 210k Capital, performance fees are recognized only when the NAV of a limited partner’s capital account exceeds the highest NAV previously allocated to that account during any of the immediately preceding eight fiscal periods (the “High Water Mark”). If a limited partner experiences a net decrease in the NAV of its respective capital account as of the end of any fiscal year, the amount of the decrease after deduction of management fees, will be carried forward (the “Loss Carryforward”). This Loss Carryforward must be recovered in future periods before a performance allocation is earned.

Subject to the resolution of any Loss Carryforward and the application of the High Water Mark, we are entitled to receive from 210k Capital (i) 20% of the increase in NAV of any Class A limited partner’s capital account and (ii) 15% of the increase in NAV of any Class B limited partner’s capital account, calculated on an annual basis.

Performance fee income from 210k Capital is classified as variable consideration due to its dependency on the limited partner’s NAV. Given the constraint of the High Water Mark and any Loss Carryforward, variable consideration is not recognized until uncertainty is resolved. Once the thresholds are met, we recognize performance fee income.

For Bitcoin Ecosystem, performance fee income (“Carried Interest”) is determined under a distribution waterfall whereby: (i) limited partners first receive distributions equal to their capital contributions; (ii) thereafter, remaining returns are allocated 80% to limited partners and 20% to us until a 3.0x return threshold is reached; (iii) then 75%/25% until a 5.0x return threshold; and (iv) thereafter 70%/30% between limited partners and us.

Carried interest is earned based on Bitcoin Ecosystem distribution waterfall and is contingent upon the achievement of specified return thresholds. We treat carried interest as variable consideration and recognize it only to the extent it is probable that a significant reversal will not occur, with such assessment performed at each reporting period.

Revenue Outside the Scope of ASC 606 – Derivative Revenue

Income from put and call option contracts on Bitcoin that meet the definition of a derivative instrument is outside the scope of ASC 606 and is accounted for under ASC 815, Derivatives and Hedging. The income is presented as revenue in our condensed consolidated statements of comprehensive loss as we believe it would satisfy the definition (of that term) as included in the ASC master glossary. These derivative contracts are measured at fair value, with realized and unrealized changes in fair value recognized in earnings as they occur. See Note 8—Derivative Instruments for additional information regarding our derivative instruments.

Variable Interest Entities

We hold a variable interest in both 210k Capital and Bitcoin Ecosystem funds, which are considered variable interest entities (“VIE”). A company consolidates entities that meet the definition of a VIE if they are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has the right to receive benefits from that entity that could potentially be significant to the entity. We are not considered the primary beneficiary for either 210k Capital or Bitcoin Ecosystem funds and neither is consolidated by us. We hold investments in these non-consolidated VIEs totaling $0.2 million and have receivables totaling $0.9 million. Total assets held by the non-consolidated VIEs are approximately $116.5 million.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption presented on the statement of operations. The standard also requires disclosure of qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. We are currently evaluating the impact this standard will have on our financial statements.

We currently believe there are no other issued and not yet effective accounting standards that are materially relevant to our interim unaudited condensed financial statements.

NOTE 3—BUSINESS COMBINATIONS

Acquisition of BTC Inc

On February 16, 2026, we entered into an Agreement and Plan of Merger (the “BTC Merger Agreement”) with BTC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ours (“BTC Merger Sub”), BTC Inc, and the stockholder representative party thereto.

On February 20, 2026 (the “Closing Date”), we completed the transaction contemplated by the BTC Merger Agreement (the “Closing”), pursuant to which BTC Merger Sub merged with and into BTC Inc, with BTC Inc surviving the merger as a wholly-owned subsidiary of ours (the “BTC Merger”). In connection with the Closing, we acquired all of the issued and outstanding securities of BTC Inc.

Concurrently with the BTC Merger, on February 20, 2026, we also completed the acquisition of UTXO (the “UTXO Acquisition”) through the exercise of a call option on UTXO equity interests that was held by BTC Inc and acquired as part of the BTC Merger. See below for further information regarding the UTXO Acquisition.

Upon consummation of the BTC Merger on the terms and conditions set forth in the BTC Merger Agreement, the holders of BTC Inc common and preferred stock received the right to receive 259,886,237 shares of our common stock (“Common Stock”), par value $0.001 per share (“BTC Merger Shares”) and we reserved 78,427,012 shares of Common Stock for issuance in connection with fully-vested BTC Inc stock options assumed by us (“BTC Stock Options” together with the BTC Merger Shares, the “BTC Consideration”).

Pursuant to the BTC Merger Agreement, 24,835,418 shares of our Common Stock were withheld from the BTC Consideration and will be available to offset any post-closing adjustments to the BTC Consideration and to support indemnification obligations (the “BTC Holdback Shares”). Certain stockholders of BTC Inc will receive their pro rata portions of the BTC Holdback Shares subject to the conditions in accordance with the BTC Merger Agreement. All of the remaining 235,050,819 shares of our Common Stock to be issued are dependent upon us receiving a letter of transmittal from previous BTC Inc stockholders (“Letter of Transmittal Shares”). As of March 31, 2026, we have received letters of transmittal representing 218,372,167 shares of Common Stock and have issued shares of Common Stock to those former BTC Inc shareholders. As of March 31, 2026, 16,678,652 Letter of Transmittal Shares remain subject to receipt and subsequent issuance of Common Stock.

Accounting for the BTC Merger

Prior to the Closing Date, we held a call option on the equity interests of BTC Inc, which was accounted for as a derivative instrument measured at fair value with changes in fair value recognized in earnings. On the Closing Date, the call option was remeasured to its acquisition date fair value and applied as consideration in the BTC Merger in accordance with ASC 805.

The components of consideration used to measure goodwill are as follows (in thousands):

Fair Value
Fair value of common stock including Letter of Transmittal Shares and BTC Holdback Shares (259,886,237 shares at $0.2482 per share)	$64,504
Fair value of pre-combination BTC Stock Options assumed	19,008
Allocated portion of the acquisition date fair value of our previously held call option (see “Previously Held Call Option” below)	45,088
Total fair value used to measure goodwill	$128,600

Previously Held Call Option

Prior to the Closing Date, we held a call option on the equity interests of BTC Inc, which was accounted for as a derivative instrument in accordance with ASC 815, Derivatives and Hedging, and measured at fair value with changes in fair value recognized in change in fair value of call option – related party in the unaudited condensed consolidated statements of comprehensive loss. On December 31, 2025, the fair value of the call option was $199.1 million. During the period from January 1, 2026, through the Closing Date, we recognized a loss of $107.7 million in change in fair value of the call option, reducing the fair value to $91.3 million immediately prior to the Closing Date.

On the Closing Date, the call option was remeasured to its acquisition date fair value and applied as consideration in the BTC Merger and, concurrently through the acquisition of BTC Inc’s call option on UTXO, the UTXO Acquisition. The $91.3 million acquisition date fair value of the call option has been allocated between the two transactions based on the relative fair value of the underlying BTC Inc and UTXO equity interests. Of the total, $45.1 million has been included in the consideration used to measure goodwill in the BTC Merger and $46.2 million has been allocated to the UTXO Acquisition.

The acquisition date fair value of the call option was measured based on the intrinsic value of the option at exercise. The acquisition date fair value of BTC’s equity interests of $128.6 million and the acquisition date fair value of UTXO’s interest of $52.8 million were determined by an independent third-party valuation specialist. As the call option was exercised on the Closing Date with no remaining time value, the intrinsic value approach is consistent with the fair value of the call option under ASC 820. The underlying equity valuations reflect significant unobservable (Level 3) inputs as defined in ASC 820.

Preliminary Purchase Price Allocation – BTC Inc

Our preliminary allocation of the acquisition price is based on our preliminary estimate of fair value for each of the acquired assets and liabilities. Such amounts are subject to revision as additional information about fair values of assets and liabilities becomes available. The following table summarizes the preliminary allocation of the fair value of consideration to the assets acquired and liabilities assumed as of the Closing Date for (in thousands):

Preliminary Fair Value
Cash and cash equivalents	$8,636
Prepaid expenses	7,431
Other current assets	5,104
Digital assets	86
Investments	450
Intangible assets	69,310
Other non-current assets	47
Total assets acquired (excluding goodwill)	91,064

Accounts payable and accrued expenses	(12,856)
Contract liabilities current	(18,991)
Contract liabilities non-current	(1,417)
Net identifiable assets acquired	57,800
Goodwill	70,800
Total fair value used to measure goodwill	$128,600

The preliminary fair values and weighted-average useful lives of identifiable intangible assets acquired are as follows (in thousands):

	Preliminary Fair Value	Weighted-Average Useful Life
Trade names	$68,442	10 years
Customer relationships	868	8 years
Total	$69,310	10 years

The fair value measurements of intangible assets reflect significant unobservable (Level 3) inputs as defined in ASC 820. No residual value has been assigned to these intangible assets and they do not contain material renewal or extension provisions.

Goodwill

We recognized preliminary Goodwill of $70.8 million as a result of the BTC Merger. None of the goodwill recognized is expected to be deductible for income tax purposes. All of the goodwill has been assigned to the Media & Information Services reportable unit.

Revenue and Earnings of BTC Inc Since the Closing Date

The amounts of revenue and net loss of BTC Inc included in our unaudited condensed consolidated statement of comprehensive loss from the Closing Date through March 31, 2026, were as follows (in thousands):

Revenue	$833
Net loss	$(2,759)

Acquisition of UTXO Management GP, LLC

On February 20, 2026, concurrent with the Closing of the BTC Merger (see above), we completed the UTXO Acquisition. In connection with the Closing, we issued an aggregate of 26,481,860 shares of Common Stock (the “UTXO Consideration”), of which 2,648,186 shares were withheld from the UTXO Consideration to support indemnification obligations (the “UTXO Holdback Shares”). Certain equity holders of UTXO will receive their pro rata portion of the UTXO Holdback Shares subject to the conditions in and in accordance with the UTXO Merger Agreement.

Accounting for the UTXO Acquisition

Prior to the Closing Date, we held a call option on the equity interests of BTC Inc, and BTC Inc held a call option on the equity interests of UTXO. Concurrent with the Closing of the BTC Merger, we (through BTC Inc) exercised BTC Inc’s call option on UTXO to complete the UTXO Acquisition. The portion of the acquisition date fair value of our previously held call option on BTC Inc equity interests allocated to the UTXO Acquisition, together with the UTXO Consideration, constitutes the consideration used to measure goodwill in the UTXO Acquisition.

The components of consideration used to measure goodwill are as follows (in thousands):

Fair Value
Fair value of UTXO Consideration (26,481,860 shares at $0.2482 per share)	$6,573
Allocated portion of the acquisition date fair value of our previously held call option (see “Previously Held Call Option” above)	46,227
Total fair value used to measure goodwill	$52,800

Preliminary Purchase Price Allocation - UTXO

Our preliminary allocation of the acquisition price is based on our preliminary estimate of fair value for each of the acquired assets and liabilities. Such amounts are subject to revision as additional information about fair values of assets and liabilities becomes available. The following table summarizes the preliminary allocation of the fair value of consideration to the assets acquired and liabilities assumed as of the Closing Date (in thousands):

Preliminary Fair Value
Cash and cash equivalents	$94
Prepaid expenses	53
Other current assets	870
Investments	61
Intangible assets	29,952
Total assets acquired (excluding goodwill)	31,030

Accounts payable and other current liabilities	(936)
Net identifiable assets acquired	30,094
Goodwill	22,706
Total fair value used to measure goodwill	$52,800

The preliminary fair values and weighted-average useful lives of identifiable intangible assets acquired are as follows (in thousands):

	Preliminary Fair Value	Weighted-Average Useful Life
Trade names	$1,567	10 years
Management contracts	28,385	10 years
Total	$29,952	10 years

The fair value measurements of intangible assets reflect significant unobservable (Level 3) inputs as defined in ASC 820. No residual value has been assigned to these intangible assets and they do not contain material renewal or extension provisions.

Goodwill

We recognized preliminary Goodwill of $22.7 million as a result of the UTXO Acquisition. None of the goodwill recognized is expected to be deductible for income tax purposes. All of the goodwill has been assigned to the Asset Management reportable unit.

Revenue and Earnings of UTXO Since the Closing Date

The amounts of revenue and net loss of UTXO included in our unaudited condensed consolidated statement of comprehensive loss from the Closing Date through March 31, 2026, were as follows (in thousands):

Revenue	$209
Net loss	$(453)

Acquisition-Related Costs

We incurred acquisition-related costs of $6.1 million during the three months ended March 31, 2026, related to both the BTC Merger and UTXO Acquisition, consisting primarily of advisory, legal, valuation, and due diligence fees, which are included in general and administrative expenses in the unaudited condensed consolidated statement of comprehensive loss.

Supplemental Pro Forma Information (Unaudited)

The following unaudited supplemental pro forma information presents our combined results of operations as though the BTC Merger and UTXO Acquisition had occurred on January 1, 2025. The pro forma results reflect adjustments directly attributable to the BTC Merger and UTXO Acquisition that are factually supportable, including additional amortization of acquired intangible assets, reversal of nonrecurring acquisition-related costs and reversal of the portion of the change in fair value of the call option allocated to the BTC Merger and UTXO Acquisition. The pro forma information is not necessarily indicative of results that would have been achieved had the BTC Merger and UTXO Acquisition been completed on January 1, 2025, nor is it indicative of future results (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$4,011	$9,885
Net loss	$(130,497)	$(2,554)

Pro forma net loss for the three months ended March 31, 2026, were adjusted to exclude (i) $6.1 million of acquisition-related costs incurred during the period, (ii) $107.7 million loss on change in fair value of the call option, and (iii) include intangible asset amortization expense prior to the BTC Inc and UTXO acquisitions of $1.4 million.

Pro forma net loss for the three months ended March 31, 2025, were adjusted to include $2.5 million of amortization expense associated with intangible assets acquired in the BTC Inc and UTXO acquisitions.

NOTE 4—DIGITAL ASSETS

Digital assets consisted of the following on March 31, 2026 (in thousands, except for digital asset units):

	March 31, 2026
Digital assets held:	Units	Cost Basis	Fair Value
Bitcoin	5,064	$598,935	$345,451
USDT	136,236	136	136
Total digital assets			$345,587

As of March 31, 2026, 4,405 of our 5,064 Bitcoin were pledged as collateral in connection with an outstanding loan with a third-party lender (see Note 7 – Debt). The pledged Bitcoin cannot be rehypothecated, loaned, or sold by the lender under the terms of the collateral arrangement. The remaining Bitcoin is held with a third-party custodian. All of the Bitcoin is considered under our control.

The fair value of the pledged Bitcoin subject to this contractual sale restriction was approximately $300.5 million. The restriction remains in effect through the maturity of the loan on December 4, 2026. The restriction would lapse upon full repayment of the outstanding balance.

NOTE 5—INVESTMENTS

Treasury B.V.

On September 4, 2025, Nakamoto Holdings, our wholly-owned subsidiary, made an investment in Treasury B.V. through Stichting Administratiekantoor Treasury, which issued depository receipts representing underlying ordinary shares of Treasury (the “Minority Investment”), as previously disclosed in our Annual Report on Form 10-K.

We own approximately 31.9% of the outstanding equity interests in Stichting and, on a look-through basis, approximately 27.6% of Treasury B.V. Based on our ownership interest and governance rights obtained through the Minority Investment, we have concluded that we have the ability to exercise significant influence over Treasury’s operating and financial policies. Accordingly, we account for our investment under the equity method in accordance with ASC 323.

Under the equity method, we recognize our proportionate share of Treasury’s net income or loss on a one-quarter lag based on financial information provided by Treasury.

For the three months ended March 31, 2026, we recorded an equity method loss of $4.0 million in loss on investments in the unaudited condensed consolidated statements of comprehensive loss. In addition, we recorded a foreign currency translation loss of $0.1 million, which is included in other comprehensive loss.

As of March 31, 2026, the carrying amount of our investment is $10.9 million.

Metaplanet Inc.

During the three months ended March 31, 2026, we recognized a total realized and unrealized loss on our investment of Metaplanet stock of $3.9 million, which is included in loss on investments on the unaudited condensed consolidated statements of comprehensive loss. This amount includes a foreign currency remeasurement gain of $0.1 million.

During the three months ended March 31, 2026, we sold 5.0 million shares of Metaplanet stock, at a weighted-average fair value of $2.26 per share, generating net cash proceeds of $11.1 million after fees. This transaction resulted in a realized loss of $7.5 million.

We account for our investment in Metaplanet stock at fair value, with the changes in fair value recognized in net income in accordance with ASC 321, as the shares have a readily determinable fair value based on quoted market prices on the Tokyo Stock Exchange.

As of March 31, 2026, we held 3.0 million shares of Metaplanet stock with a fair value of $5.5 million.

NOTE 6—INTANGIBLE ASSETS AND GOODWILL

Definite-lived Intangible Assets

Our definite-lived intangible assets consist of trade names, customer relationships, and management contracts, all of which are subject to amortization over their estimated useful life.

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of intangible assets as of March 31, 2026 (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	10	$70,009	$(771)	$69,238
Management contracts	10	28,385	(313)	28,072
Customer relationships	8	868	(12)	856
Total		$99,262	$(1,096)	$98,166

Amortization expense for intangible assets was $1.1 million for the three months ended March 31, 2026, and is included in depreciation and amortization expense in the unaudited condensed consolidated statements of comprehensive loss.

Estimated aggregate amortization expense for intangible assets as of March 31, 2026, is as follows (in thousands):

Year	Estimated Amortization Expense
2026 (remainder)	$7,461
2027	9,948
2028	9,948
2029	9,948
2030	9,948
Thereafter	50,913
Total	$98,166

Indefinite-lived Intangible Assets

Our indefinite-lived intangible assets consist of a domain name with a carrying amount of $3.0 million as of March 31, 2026. The asset is not subject to amortization and is evaluated for impairment annually or more frequently if events or changes in circumstances indicate that it may be impaired. There was no impairment recognized during the three months ended March 31, 2026.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2026, are as follows (in thousands):

	Media & Information Services	Asset Management	Total
Goodwill, beginning of period	$-	$-	$-
Goodwill acquired during the period (Note 3)	70,800	22,706	93,506
Goodwill, end of period	$70,800	$22,706	$93,506

Goodwill recognized during the three months ended March 31, 2026, relates to acquisitions described in Note 3—Business Combinations.

We evaluate goodwill for impairment annually on November 1, or more frequently if events or changes in circumstances indicate that the asset may be impaired. No impairment losses were recognized during the three months ended March 31, 2026.

NOTE 7—DEBT

Our outstanding debt consists of the Kraken Loan Agreement as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

On January 30, 2026, we entered into the First Amendment to the Master Loan Agreement (“MLA Amendment”), which amends the previous Master Loan Agreement, dated as of December 3, 2025 (the “Master Loan Agreement”) by and between Nakamoto Holdings and Payward Interactive, Inc (the “Lender”). The MLA Amendment amends the Master Loan Agreement to permit the funding of a designated trading wallet maintained at the Lender (the “Trading Wallet”) and to clarify that the Trading Wallet shall serve as collateral for both the obligations under the Master Loan Agreement and obligations (if any) resulting from trading activity conducted through such wallet.

On February 5, 2026, we pledged an additional 688 Bitcoin as collateral under the Kraken Loan Agreement to satisfy collateral maintenance requirements (see Note 4—Digital Assets). There have been no other material changes to the terms or balances of the Kraken Loan Agreement during the three months ended March 31, 2026.

NOTE 8—DERIVATIVE INSTRUMENTS

We write covered calls and call spreads to convert the implied volatility embedded in Bitcoin options markets into recurring premium income. We also purchase protective puts and put spreads to reduce our mark-to-market exposure to adverse Bitcoin price movements over defined time horizons. These instruments are not designated as hedging instruments and are carried at fair value, with changes in fair value recognized in earnings within derivative revenue.

The following table presents the fair value of our Bitcoin derivative instruments as of March 31, 2026 (in thousands):

	Balance Sheet Location	Total Bitcoin Contracts	Fair Value
Derivative assets:
Purchased put options	Current Assets	2,000	$8,182

Derivative liabilities:
Written call options	Current Liabilities	(1,850)	$(5,512)
Written put options	Current Liabilities	(1,000)	(112)
Total derivative liabilities		(2,850)	$(5,624)

Net derivative position		(850)	$2,558

For the three months ended March 31, 2026, we recognized a net gain of $1.1 million related to Bitcoin option contracts within derivative revenue on the unaudited condensed consolidated statements of comprehensive loss.

NOTE 9—FAIR VALUE MEASUREMENTS

We measure certain assets and liabilities at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurements.

The following table presents the fair value hierarchy of our assets and liabilities measured at fair value as of March 31, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total
Digital assets	$345,587	$-	$-	$345,587
Equity securities – Metaplanet, Inc.	5,518	-	-	5,518
Derivative assets	8,182	-	-	8,182
Derivative liabilities	(5,624)	-	-	(5,624)
Total	$353,663	$-	$-	$353,663

Level 1 inputs consist of quoted prices in active markets for identical assets.

There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2026.

The following table presents the changes in Level 3 assets measured at fair value for the three months ended March 31, 2026 (in thousands):

Call Option
December 31, 2025	$199,060
Change in fair value recognized in earnings	(107,744)
BTC Inc and UTXO acquisition date fair value consideration (see Note 3 – Business Combinations)	(91,316)
March 31, 2026	$-

The fair value of our notes payable approximates our carrying value as the interest rates are consistent with current market rates.

NOTE 10—REVENUE FROM CONTRACTS WITH CUSTOMERS

Our revenues are disaggregated based on revenue type, including (i) media, (ii) advisory services, (iii) asset management, (iv) healthcare services, and (v) derivatives.

Our net revenues for the three months ended March 31, 2026, and March 31, 2025, are disaggregated as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue from contracts with customers (ASC 606):
Media:
Digital	$327	$-
Print	39	-
Other	43	-
Total media	409	-
Advisory	510	-
Asset management:
Management fees	209	-
Performance fees	-	-
Total asset management	209	-
Healthcare:
Patient care services	479	571
Product retail sales	-	1
Service affiliate agreements	-	8
Total healthcare	479	580
Total revenue from contracts with customers	1,607	580
Revenue outside the scope of ASC 606:
Derivative (accounted for under ASC 815)	1,071	-
Total revenue	$2,678	$580

Contract Liabilities

Contract liabilities represent consideration received from customers in advance of the Company’s satisfaction of performance obligations and are recognized as revenue when control of the promised goods or services is transferred to customers.

The following table presents the changes in contract liabilities for the three months ended March 31, 2026 (in thousands):

Amount
December 31, 2025	$-
Add: contract liabilities assumed in BTC Merger (see Note 3) (1)	20,070
Revenue recognized from beginning BTC Merger contract liabilities	(713)
Additions	5,383
March 31, 2026	$24,740

(1)	Includes $0.3 million of intercompany contract liabilities that were eliminated upon consolidation.

Contract liabilities in the acquisition represent deferred revenue from the acquired business and were recorded in connection with the acquisition of BTC Inc. See Note 3—Business Combinations for further details. The $0.7 million of revenue recognized during the three months ended March 31, 2026, related to contract liabilities assumed in the BTC Merger.

Remaining Performance Obligations

As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $24.7 million. The Company expects to recognize approximately $23.1 million of this revenue over the next 12 months and the remainder thereafter over the contractual terms of the underlying arrangements, which generally range from 1 – 2 years.

NOTE 11 – RELATED PARTY TRANSACTIONS

As described in Note 3 – Business Combinations, we acquired BTC Inc and UTXO during February 2026. BTC Inc and UTXO were considered related parties of Nakamoto as David Bailey, our Chief Executive Officer and Chairman of the Board of Directors and Tyler Evans, our Chief Investment Officer, each had significant influence over BTC Inc and UTXO through their prior ownership of and leadership positions within BTC Inc and UTXO. In connection with the review and approval of the BTC Inc and UTXO acquisitions, our Board of Directors formed a special committee comprised only of independent and disinterested directors of our Board.

As discussed further in Note 2 – Summary of Significant Accounting Policies, we earn management and performance fees from management services provided to both 210k Capital and Bitcoin Ecosystem funds. In the first three months ended March 31, 2026, we earned management fees from both Funds totaling $0.2 million. As of March 31, 2026, we have an investment in the Bitcoin Ecosystem fund of $0.2 million and have receivables totaling $0.9 million from both Funds. As of March 31, 2026, we have an outstanding obligation to our Chief Investment Officer for $0.6 million related to a distribution declared by UTXO prior to the UTXO Acquisition.

NOTE 12—SEGMENT INFORMATION

During the three months ended March 31, 2026, we updated our reportable segments that were primarily driven by acquisitions completed during the period (see Note 3—Business Combinations). We now operate four reportable segments: Media & Information Services, Asset Management, Bitcoin Operations and Healthcare Operations.

●	Media & Information Services: Consists of events, digital, advisory, print, and other revenue streams
●	Asset Management: Identifies, invests in, and manages investments in a range of opportunities including early-stage technology companies and other blockchain-related ventures.
●	Bitcoin Operations: Manages our digital asset treasury strategy, including acquiring and holding Bitcoin and other digital assets, as well as related investment activities.
●	Healthcare Operations: Provides outpatient services through clinics and telemedicine platforms. In March 2026, we announced that we intend to exit our legacy healthcare business.

We evaluate segment performance based on operating income (loss), which represents operating revenues less operating expenses attributable to each segment.

Prior period segment information has not been recast to reflect the current segment structure as the impact is not considered comparable.

The following table represents segment results for the three months ended March 31, 2026 (in thousands):

	Media & Information Services	Asset Management	Bitcoin Operations	Healthcare Operations	Other (1)	Eliminations	Total
Operating revenues:
Media	$477	$-	$-	$-	$-	$(68)	$409
Advisory	356	-	-	-	154	-	510
Asset management	-	209	-	-	-	-	209
Derivative	-	-	1,071	-	-	-	1,071
Healthcare	-	-	-	479	-	-	479
Total operating revenues	833	209	1,071	479	154	(68)	2,678

Operating expenses:
Cost of revenue	77	-	155	-	-	-	232
Compensation	2,092	239	292	836	3,888	-	7,347
General and administrative	657	96	146	233	8,720	(68)	9,784
Depreciation and amortization	767	330	-	18	-	-	1,115
Loss on change in fair value of digital assets	-	-	102,485	-	-	-	102,485
Loss on investments	-	-	7,885	-	-	-	7,885
Total operating expenses	3,593	665	110,963	1,087	12,608	(68)	128,848

Segment operating loss	$(2,760)	$(456)	$(109,892)	$(608)	$(12,454)	$-	$(126,170)

(1)	We included revenue and operating expenses allocated to Other to show the rollup to the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2026.

The following table represents segment results for the three months ended March 31, 2025 (in thousands):

	Media & Information Services	Asset Management	Bitcoin Operations	Healthcare Operations (1)	Other	Eliminations	Total
Operating revenues:
Healthcare	$-	$-	$-	$580	$-	$-	$580
Total operating revenues	-	-	-	580	-	-	580

Operating expenses:
Cost of revenue	-	-	-	8	-	-	8
Compensation	-	-	-	1,003	-	-	1,003
General and administrative	-	-	-	593	-	-	593
Depreciation and amortization	-	-	-	18	-	-	18
Total operating expenses	-	-	-	1,622	-	-	1,622

Segment operating loss	$-	$-	$-	$(1,042)	$-	$-	$(1,042)

(1)	In the three months ended March 31, 2025, we operated as a single reportable segment (Healthcare Operations) and did not separately track or allocate corporate overhead expenses. All operating expenses are reflected in the Healthcare Operations segment.

The following table reconciles our segment operating loss to net loss before provision for income taxes for the three months ended March 31, 2026, and March 31, 2025 (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025

Total segment operating loss	$(113,716)	$(1,042)
Other operating loss	(12,454)	-
Total operating loss	(126,170)	(1,042)
Other income (expense), net	(642)	10
Interest expense	(4,220)	(6)
Change in fair value of call option - related party	(107,744)	-
Net loss before provision for income taxes	$(238,776)	$(1,038)

The following table represents assets by segment as of March 31, 2026, and December 31, 2025 (in thousands):

	Media & Information Services	Asset Management	Bitcoin Operations	Healthcare Operations	Total

Segment assets, March 31, 2026	$164,020	$53,398	$376,506	$565	$594,489
Segment assets, December 31, 2025	-	-	508,407	2,083	510,490

The following table reconciles our total assets by reportable segment to total consolidated assets as of March 31, 2026, and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025

Total assets for reportable segments	$594,489	$510,490
Other assets	26,272	220,118
Consolidated total	$620,761	$730,608

NOTE 13—SUBSEQUENT EVENTS

Authorized Reverse Stock Split

On May 8, 2026, our stockholders approved an amendment to our Certificate of Incorporation to combine outstanding shares of our Common Stock, into a lesser number of outstanding shares, by a ratio of not less than 1-for-20 and not more than 1-for-50, with the exact ratio to be set within this range by our Board in their sole discretion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provide information which we believe relevant to an assessment and understanding of our financial condition and results of operations. The following discussion and analysis of our financial condition and results of operations is derived from and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q (the “Financial Statements”), and also with our audited consolidated financial statements and notes thereto included in our Form 10-K.

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (“Form 10-Q”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding the financial position, business strategy and the plans and objectives of management for our future operations, are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to us. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “forecasts,” “may,” “will,” “should,” “seek,” “scheduled,” “intend,” “plan,” and “expect” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements.

The forward-looking statements in this Form 10-Q are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of the Company’s control, that could cause the actual results or outcomes to differ materially from those discussed in the forward-looking statements. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to numerous risks, including, but not limited to the following:

●	Our ability to raise capital is necessary to sustain our anticipated operations and implement our business plan;
●	Our ability to implement our business plan;
●	Our ability to generate sufficient cash to survive;
●	The degree and nature of our competition;
●	The lack of diversification of our business plan;
●	The general volatility of the capital markets and the establishment of a market for our shares;
●	The potential impact of a prolonged government shutdown;
●	Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police, and military activities overseas and other disruptive worldwide political and economic events and environmental weather conditions;
●	The price and volatility of Bitcoin, including volatility in Bitcoin-related markets;
●	The risk that margin or collateral calls could require the forced liquidation of Bitcoin holdings at unfavorable prices;
●	Regulatory developments affecting digital asset derivatives markets; and
●	Our ability to implement our Bitcoin treasury strategy and its effects on our business.

These forward looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2026 (the “Form 10-K”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Presentation of non-Generally Accepted Accounting Principles (“GAAP”) Information

We use non-GAAP financial performance measures, such as Adjusted operating income (loss), to supplement the financial information presented on a GAAP basis. Non-GAAP financial measures are financial measures that are derived from our Financial Statements, but that are not presented in accordance with GAAP. Non-GAAP financial measures are subject to material limitations as they are not measurements prepared in accordance with GAAP and are not a substitute for such measurements. We use these non-GAAP financial measures and other key metrics internally to facilitate analysis of our financial and business trends and for internal planning and forecasting purposes. We believe these non-GAAP financial measures, when taken collectively, may be helpful to investors because they provide consistency and comparability with past and future financial performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. However, non-GAAP financial measures have limitations as an analytical tool and are presented for supplemental information purposes only. They should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. For a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures, see the reconciliation included herein.

Company Overview

We hold Bitcoin on our balance sheet and, through our ecosystem-wide presence, seek to provide investors with exposure to Bitcoin’s global growth and to leverage our treasury to acquire and develop an ecosystem of Bitcoin companies across media, asset management and advisory. Additionally, we operate a healthcare and healthcare data company, focused on holistic pain management, but in March 2026 we announced our intention to exit this legacy business.

In the second half of 2025, we began our transformation from a healthcare company to a Bitcoin operating company and that transformation continues into 2026. On August 14, 2025, we acquired Nakamoto Holdings Inc. (“Nakamoto Holdings”), a privately held Bitcoin company led by David Bailey (the “Nakamoto Merger”), established a Bitcoin treasury and obtained a call option to purchase BTC Inc. (“BTC Inc”), the leading provider of Bitcoin-related media and events. BTC Inc had a call option to purchase UTXO Management GP, LLC (“UTXO”), an investment firm focused on private and public Bitcoin companies.

On February 20, 2026, we completed the acquisitions of both (i) BTC Inc, a Delaware corporation founded in 2012 and headquartered in Nashville, Tennessee, which operates a Bitcoin-focused media and events company that publishes Bitcoin Magazine and produces the Bitcoin Conference (the “BTC Merger”), and (ii) UTXO, a Tennessee limited liability company formed in 2019, which serves as the general partner and investment manager of multiple digital asset focused funds (the “UTXO Acquisition” and together with the BTC Merger, the “Acquisitions”). BTC Inc and UTXO each became wholly-owned subsidiaries of the Company on February 20, 2026. The Acquisitions represent a significant addition to our portfolio and advances our mission to develop an ecosystem of Bitcoin-native companies. The consideration for the Acquisitions consisted solely of shares of our common stock, par value $0.001 per share (our “Common Stock”) and assumed options to purchase shares of our Common Stock. In connection with the BTC Merger, holders of BTC Inc common and preferred stock received the right to receive 259,886,237 shares of our Common Stock, and we reserved 78,427,012 shares of our Common Stock for issuance upon the exercise of assumed BTC stock options, which were accelerated and converted into options to acquire shares of our Common Stock. In connection with the UTXO Acquisition, UTXO securityholders received the right to receive 26,481,860 shares of our Common Stock. BTC Inc and UTXO securityholders received or were entitled to receive, on a fully-diluted basis, 364,795,109 shares of our Common Stock.

Results of Operations

The transformation from a healthcare company to a Bitcoin operating company affects the comparison of our results in 2026 to 2025. The table below shows the segments included in each period:

For the Three Months Ended
	March 31, 2026	March 31, 2025

Media & Information Services	Included from February 20	N/A
Asset Management	Included from February 20	N/A
Bitcoin Operations	Included	N/A
Healthcare Operations	Included	Included
Other	Included	N/A

The following tables set forth our summary consolidated results of operations in dollars for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations for the three months ended March 31, 2026, and March 31, 2025, have been derived from the Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts may not foot due to rounding.

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Operating revenue:	$2,678	$580

Operating expenses:
Cost of revenue	232	8
Compensation	7,347	1,003
General and administrative	9,784	593
Depreciation and amortization	1,115	18
Loss on change in fair value of digital assets	102,485	-
Loss on investments	7,885	-
Total operating expenses	128,848	1,622

Operating loss	(126,170)	(1,042)

Non-operating income (expense):
Other income (expense), net	(642)	10
Interest expense	(4,220)	(6)
Change in fair value of call option - related party	(107,744)	-
Total non-operating income (expense)	(112,606)	4

Net loss before provision for income taxes	$(238,776)	$(1,038)

Loss before income taxes was $238.8 million for the three months ended March 31, 2026, compared to a loss before income taxes of $1.0 million for the three months ended March 31, 2025. The loss for the three months ended March 31, 2026, is impacted by the following significant items:

●	Loss on change in fair value of digital assets of $102.5 million primarily reflecting the decline in price of Bitcoin in the first quarter of 2026, from $87,519 on December 31, 2025, to $68,220 on March 31, 2026.
●	Approximately $6.9 million of expenses incurred in the three months ended March 31, 2026, that were associated with transaction-related expenses from the Acquisitions and Nakamoto Merger.
●	Decrease in fair value of our call option to acquire BTC Inc of $107.7 million that was primarily the result of a decrease in fair value of BTC Inc (refer to Non-operating income (expense) section below) prior to our acquisition on February 20, 2026.

Segment Results

A discussion of our operating results for our Media & Information Services, Asset Management, Bitcoin Operations, Healthcare Operations and Other segments is below. Prior to the Nakamoto Merger in August 2025, we operated a single segment consisting of Healthcare Operations. All operating expenses prior to the Nakamoto Merger are reflected in Healthcare Operations. Beginning in 2025 after the Nakamoto Merger, we established our Bitcoin Operations segment and began separately tracking other corporate expenses, which are included in Other segment results. Following the Acquisitions in the first quarter of 2026, we began operating additional segments consisting of Media & Information Segments and Asset Management.

A summary of operating results for the three months ended March 31, 2026, follows and includes a reconciliation of our Operating income (loss) (GAAP) to Adjusted operating income (loss) (non-GAAP). Our Adjusted operating income (loss) removes the change in fair value of digital assets, loss on investments, depreciation and amortization, transaction-related compensation and transaction-related general and administrative expenses from our operating loss.

	For the Three Months Ended March 31, 2026
($ in thousands)	Media & Information Services	Asset Management	Bitcoin Operations	Healthcare Operations	Other	Eliminations	Total
Operating revenues:
Media	$477	$-	$-	$-	$-	$(68)	$409
Advisory	356	-	-	-	154	-	510
Asset management	-	209	-	-	-	-	209
Derivative	-	-	1,071	-	-	-	1,071
Healthcare	-	-	-	479	-	-	479
Total operating revenues	833	209	1,071	479	154	(68)	2,678

Operating expenses:
Cost of revenue	77	-	155	-	-	-	232
Compensation	2,092	239	292	836	3,888	-	7,347
General and administrative	657	96	146	233	8,720	(68)	9,784
Depreciation and amortization	767	330	-	18	-	-	1,115
Loss on change in fair value of digital assets	-	-	102,485	-	-	-	102,485
Loss on investments	-	-	7,885	-	-	-	7,885
Total operating expenses	3,593	665	110,963	1,087	12,608	(68)	128,848

Operating income (loss) (GAAP)	$(2,760)	$(456)	$(109,892)	$(608)	$(12,454)	$-	$(126,170)

Adjustments
Loss on change in fair value of digital assets	-	-	102,485	-	-	-	102,485
Loss on investments	-	-	7,885	-	-	-	7,885
Depreciation and amortization	767	330	-	18	-	-	1,115
Transaction-related compensation	-	-	10	-	844	-	854
Transaction-related general and administrative	-	-	-	-	6,061	-	6,061
Total adjustments	767	330	110,380	18	6,905	-	118,400

Adjusted operating income (loss) (non-GAAP)	$(1,993)	$(126)	$488	$(590)	$(5,549)	$-	$(7,770)

A summary of operating results for the three months ended March 31, 2025, follows and includes a reconciliation of our Operating loss (GAAP) to Adjusted operating income (loss) (non-GAAP). Our Adjusted operating income (loss) removes depreciation and amortization from our operating loss.

	For the Three Months Ended March 31, 2025
($ in thousands)	Media & Information Services	Asset Management	Bitcoin Operations	Healthcare Operations	Other	Eliminations	Total
Operating revenues:
Healthcare	$-	$-	$-	$580	$-	$-	$580
Total operating revenues	-	-	-	580	-	-	580

Operating expenses:
Cost of revenue	-	-	-	8	-	-	8
Compensation	-	-	-	1,003	-	-	1,003
General and administrative	-	-	-	593	-	-	593
Depreciation and amortization	-	-	-	18	-	-	18
Total operating expenses	-	-	-	1,622	-	-	1,622

Operating income (loss) (GAAP)	$-	$-	$-	$(1,042)	$-	$-	$(1,042)

Adjustments
Depreciation and amortization	-	-	-	18	-	-	18
Total adjustments	-	-	-	18	-	-	18

Adjusted operating income (loss) (non-GAAP)	$-	$-	$-	$(1,024)	$-	$-	$(1,024)

Media & Information Services

Our Media & Information Services business began on February 20, 2026, when we acquired BTC Inc. BTC Inc is a prominent Bitcoin media, events and intelligence company and operates in four primary areas: (i) Events, which produces the world’s largest Bitcoin conferences and experiences; (ii) Digital, which encompasses Bitcoin Magazine’s digital properties, multimedia content and marketing services; (iii) Print, consisting of the Bitcoin Magazine print publication; and (iv) Advisory, which serves institutions and corporations seeking Bitcoin strategy, intelligence, and education through corporate subscription and consulting services.

Our revenue is seasonal and concentrated around the timing of our conferences or events. In an average year, we host four conferences globally. In the three months ended March 31, 2026, there were no conferences and events. Our flagship annual Bitcoin Conference took place in April 2026; all revenue earned by this conference will be reflected during the three months ended June 30, 2026. We recorded $0.5 million of media revenue since the BTC Merger in the three months ended March 31, 2026, which primarily consisted of digital revenue. We also recorded $0.4 million of advisory revenue in the three months ended March 31, 2026, which primarily relates to subscription revenue for our Bitcoin for Corporations membership program.

Total operating expenses for the three months ended March 31, 2026 were $3.6 million, of which $0.8 million related to amortization costs associated with intangible assets from the BTC Merger.

Asset Management

Our Asset Management business began on February 20, 2026, when we acquired UTXO. UTXO is a fund manager focused generally on investments in the broader Bitcoin ecosystem. We generate revenue from management and performance fees associated with 210k Capital, LP fund (“210k Capital”) and the UTXO Bitcoin Ecosystem Master Fund 1 LP fund (“Bitcoin Ecosystem”). Revenues are generally tied to the assets under management and the performance of those assets. Our assets under management at March 31, 2026, was approximately $109.5 million.

Management fees for 210k Capital are between 1.5% and 2.0% annually of the net asset value of a limited partner’s capital account and are paid monthly. Management fees for Bitcoin Ecosystem are generally 2.0% annually of the capital contributions of a limited partner’s capital account and are paid quarterly. Performance fees are earned when returns exceed specified benchmarks and are recognized once they become fixed and determinable and not subject to reversal.

We recorded $0.2 million of operating revenue since the UTXO Acquisition in the three months ended March 31, 2026, which consisted of management fees. Our operating expenses for the three months ended March 31, 2026, was $0.7 million, of which $0.3 million related to amortization costs associated with intangible assets from the UTXO Acquisition.

Bitcoin Operations

We launched our Bitcoin Operations strategy with the closing of the Nakamoto Merger on August 14, 2025. In February 2026, we began an actively managed Bitcoin derivatives program that is designed to (i) generate recurring volatility income from a portion of our Bitcoin and (ii) hedge a portion of our downside exposure to Bitcoin price risk. In the three months ended March 31, 2026, our revenues from this strategy totaled $1.1 million.

For the three months ended March 31, 2026, we had total operating expenses of $111.0 million, which primarily were driven by a loss on the change in fair value of digital assets and a loss on our investments. The loss on the change in fair value of our digital assets was $102.5 million as the price of Bitcoin declined from $87,519 on December 31, 2025, to $68,220 per Bitcoin on March 31, 2026. Our loss on investments was $7.9 million, which consisted of losses of $3.9 million from our investment in Metaplanet and a $4.0 million loss from our share of Treasury B.V.’s results.

Healthcare Operations

Our revenues were $0.5 million in the three months ended March 31, 2026, compared to $0.6 million in the three months ended March 31, 2025. The $0.1 million decline in revenues, representing a 17% decrease, was primarily attributable to a decrease in cash-pay patient care services and the closing of our Bountiful, Utah location in April 2025.

Our operating expenses for the three months ended March 31, 2026, were $1.1 million as compared to $1.6 million for the three months ended March 31, 2025, representing a change of 33%. The $0.5 million decrease in 2026 was primarily attributable to $0.4 million lower general and administrative expense and $0.2 million lower compensation expense. The general and administrative decrease for the first quarter of 2026 was due to reduced marketing, insurance and other overhead costs. The reduction in compensation expense in 2026 was primarily due to lower headcount.

In March 2026, we announced that we intend to exit our legacy healthcare business and expect to be substantially complete with the shutdown by the end of our second quarter of 2026.

Other

Our other results consist primarily of our corporate overhead. We began separately tracking our corporate overhead upon the Nakamoto Merger on August 14, 2025. In the three months ended March 31, 2026, other revenues totaled $0.2 million that related to Bitcoin advisory and consulting services. Compensation for the three months ended March 31, 2026, totaled $3.9 million, of which approximately $0.8 million related to the prior Nakamoto Merger. General and administrative expenses for the three months ended March 31, 2026, totaled $8.7 million, of which approximately $6.1 million was related to one-time transaction related expenses associated with the Acquisitions.

Non-operating income (expense)

Non-operating expense for the three months ended March 31, 2026, was $112.6 million compared to $0.0 million for the three months ended March 31, 2025. We had the following significant items impacting our non-operating income:

●	Decrease in fair value of our call option to acquire BTC Inc of $107.7 million that was primarily the result of a decline in the fair value of BTC Inc in the first quarter prior to the Acquisitions on February 20, 2026. The ending value of the call option immediately prior to the Acquisitions was $91.3 million. The value of the call option was largely due to us being able to purchase BTC Inc by issuing our Common Stock at $1.12 per share compared to the $0.25 per share it was trading at immediately prior to the Acquisitions.
●	Interest expense of $4.2 million in the first three months of 2026 related to our debt.

Provision for income taxes

Our provision for income taxes was $0.0 million in both the three months ended March 31, 2026, and the three months ended March 31, 2025, as the benefit from income taxes was fully offset in both periods by valuation allowances.

Liquidity and Capital Resources

Liquidity

Our assets primarily consist of Bitcoin held on our balance sheet, cash and cash equivalents, goodwill and intangibles, and investments in unconsolidated investees. Our operations have been primarily funded through net proceeds from sales of equity securities as well as through debt we have incurred. Our cash requirements consist primarily of the payment of principal and interest on our debt and cash overhead expenses.

In December 2025, we entered into the Master Loan Agreement with Kraken for a 210.0 million USDT, 8.0% per annum fixed rate fee loan that matures on December 4, 2026 (the “Master Loan Agreement”). The Master Loan Agreement includes certain collateral requirements, collateral maintenance and liquidation mechanics. The obligations under the Master Loan Agreement are prepayable at our option, provided that prepayments made prior to the six-month anniversary of the initial funding date shall be subject to a make-whole payment for such six-month period. As of March 31, 2026, approximately 4,405 of our 5,064 Bitcoin are held as collateral for the Master Loan Agreement.

As of March 31, 2026, we held approximately 659 unencumbered Bitcoin worth approximately $44.9 million, based on the $68,220 price of Bitcoin on March 31, 2026, had cash and cash equivalents of $35.3 million and held an investment in a publicly traded stock of $5.5 million. Based on the foregoing, we have determined that our sources of liquidity will be sufficient to meet our cash needs for the one-year period from the issuance of these Financial Statements. However, our liquidity position may be materially impacted by volatility in the market price of Bitcoin. For example, a decline in the price of Bitcoin could materially reduce the value of our liquid assets and our ability to fund operations, satisfy obligations or pursue strategic opportunities. Our ability to monetize Bitcoin holdings may also be affected by market liquidity, trading volumes, counterparty availability, custody arrangements, cybersecurity risks, regulatory developments, tax and accounting treatment, and disruptions affecting digital asset markets or service providers.

Derivative Instruments

We write covered calls and call spreads to convert the implied volatility embedded in Bitcoin options markets into recurring premium income. We also purchase protective puts and put spreads to reduce our mark-to-market exposures to adverse Bitcoin price movements over defined time horizons.

As of March 31, 2026, we had the following derivative instruments outstanding:

●	Written call options on 1,850 Bitcoin at strike prices ranging from $83,000 to $100,000, with expiration dates ranging from April 24, 2026 through December 25, 2026.
●	Written put options on 1,000 Bitcoin at strike prices ranging from $45,000 to $50,000, with an expiration date of April 24, 2026.
●	Purchased put options covering up to 2,000 Bitcoin at strike prices ranging from $60,000 to $62,000, with expiration dates ranging from April 24, 2026 through December 25, 2026.

Cash Flows

During the three months ended March 31, 2026, our net cash used in operating activities was $23.3 million as compared to $0.9 million during the three months ended March 31, 2025. The increase in net cash used in operating activities is primarily due to an increase in cash overhead expenses and BTC Inc and UTXO acquisition related expenses.

During the three months ended March 31, 2026, our net cash provided by investing activities was $36.6 million as compared to net cash used by investing activities of $0.2 million during the three months ended March 31, 2025. The increase in cash provided by investing activities was primarily due to the sale of $20.5 million of Bitcoin and the partial sale of our investment in Metaplanet for $11.1 million.

During the three months ended March 31, 2026, our net cash used by financing activities was $0.6 million as compared to net cash used of $0.1 million during the three months ended March 31, 2025. The increase in cash used by financing activities was due to an increase in share repurchases made during the three months ended March 31, 2026.

Recent Developments

On May 8, 2026, our stockholders approved an amendment to our Certificate of Incorporation to combine outstanding shares of our Common Stock, into a lesser number of outstanding shares, by a ratio of not less than 1-for-20 and not more than 1-for-50, with the exact ratio to be set within this range by our Board in their sole discretion.

Critical Accounting Estimates

Our Financial Statements are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our Financial Statements. Actual results can and may differ from estimates. These differences could be material to our Financial Statements.

We believe our application of GAAP and the associated estimates are reasonable. Our accounting estimates are reevaluated, and adjustments are made when facts and circumstances dictate a change.

Fair Value of Financial Instruments

Our digital assets, our investment in Metaplanet and our derivative assets and liabilities are all recorded at fair value. The fair value of a financial instrument is the amount we would receive to sell an asset, or pay to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Changes in the fair value of these instruments are recorded within operating expenses in our Financial Statements.

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

Refer to Note 4 – Digital Assets, Note 8 – Derivative Instruments and Note 9 – Fair Value Measurements to the Financial Statements included in this Quarterly Report on Form 10-Q for further information on our financial instruments at fair value.

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

Recent Accounting Developments

For a discussion of recently issued accounting developments and their impact on our Financial Statements, refer to Note 2—Summary of Significant Accounting Policies in our Financial Statements.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act.

We have elected to use the extended transition period available to emerging growth companies for complying with new or revised accounting standards that have different effective dates for public and private companies. As a result, our financial statements may not be comparable to the financial statements of companies that comply with new or revised accounting standards as of public company effective dates. We will continue to use the extended transition period until the earlier of the date we are no longer an emerging growth company or the date we affirmatively and irrevocably opt out of the extended transition period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Our Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15-d-15(e) under the Exchange Act as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective, as of March 31, 2026, due to the material weakness in internal control over financial reporting described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Form 10-Q that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

Information regarding our risk factors appears in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025. The risks described in our Annual Report on Form 10-K, as well as additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. As of the date of this Quarterly Report on Form 10-Q, there have been no material updates or changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There are no transactions that have not been previously included in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 18, 2025, our Board approved the adoption of a stock repurchase program (the “2025 Repurchase Program”), which ended on January 31, 2026. Under the 2025 Repurchase Program, the Company could purchase up to $10 million worth of shares of its Common Stock, from time to time in the open market, in privately negotiated transactions, pursuant to a Rule 10b5-1 trading plan or otherwise in accordance with applicable securities laws and other requirements. The 2025 Repurchase Program did not obligate the Company to repurchase any dollar amount or number of shares of Common Stock. We repurchased a total of 2,332,206 shares of our Common Stock under the 2025 Repurchase Program for $0.9 million.

The following table presents details of our share repurchase transactions during the first three months of 2026:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1, 2026 – January 31, 2026	327,901	$0.37	327,901	$-
February 1, 2026 – February 28, 2026	-	$-	-	$-
March 1, 2026 - March 31, 2026	-	$-	-	$-

(1)	The 2025 Share Repurchase Program ended on January 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1	Merger Agreement, dated as of May 12, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2025).
2.2	UTXO Merger Agreement, dated as of February 16, 2026 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).
2.3	BTC Merger Agreement, dated as of February 16, 2026 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2026).
3.1	Certificate of Incorporation, dated as of December 17, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2026).
3.2	Certificate of Amendment, dated as of January 16, 2026 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2026).
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2026)
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2026).
10.1	Master Loan Agreement, dated as of December 3, 2025, among Nakamoto Holdings Inc. and Payward Interactive, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 9, 2025).
10.2	First Amendment to the Master Loan Agreement, dated as of January 30, 2026, by and between Nakamoto Holdings, Inc. and Payward Interactive, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2026).
10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).
10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2026).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAKAMOTO INC.
(Registrant)

Date: May 13, 2026	By:	/s/ David Bailey
David Bailey
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Teresa Gendron
Teresa Gendron
Chief Financial Officer (Principal Financial Officer)

