Form 10-Q
period 2026-06-30
Nakamoto Inc.
filed 2026-08-13
CIK 1946573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2026

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

(615) 676-8668

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NAKA	The Nasdaq Stock Market LLC

Tradeable Warrants to purchase shares of Common Stock, par value $0.001 per share	NAKAW*	OTC Pink Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

*The registrant’s tradeable warrants trade over-the-counter on OTC Pink Market operated under the trading symbol “NAKAW”.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 10, 2026, there were 17,894,943 shares of common stock, par value $0.001 per share, issued and outstanding.

NAKAMOTO INC.

2026 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAKAMOTO INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NAKAMOTO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(Dollars in thousands)	2026	2025

ASSETS

Current Assets:
Cash and cash equivalents	$19,072	$21,070
Prepaid expenses	4,486	2,139
Derivative assets	73	-
Call option asset-related party	-	199,060
Other current assets	3,821	-
Current assets of discontinued operations	-	1,548
Total Current Assets	27,452	223,817

Non-current Assets:
Digital assets	261,714	467,550
Investments	17,533	35,697
Intangible assets	97,129	3,009
Goodwill	16,391	-
Other non-current assets	2,295	-
Non-current assets of discontinued operations	-	535

Total Assets	$422,514	$730,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$10,974	$5,036
Contract liabilities	3,448	-
Notes payable, net	164,704	209,558
Derivative liabilities	242	-
Other current liabilities	106	438
Current liabilities of discontinued operations	-	953
Total Current Liabilities	179,474	215,985

Non-current Liabilities:
Contract liabilities	3,778	-
Deferred tax liability	2,499	-
Other non-current liabilities	351	-
Non-current liabilities of discontinued operations	-	366

Total Liabilities	186,102	216,351

Stockholders’ Equity:
Preferred Stock, $0.001 par value per share; authorized - 10,000,000 shares; none issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.001 par value, 10 billion shares authorized; 17,894,943 shares issued and outstanding as of June 30, 2026 and 10,998,765 shares issued and 10,948,658 outstanding as of December 31, 2025	18	11
Treasury stock at cost, 0 and 50,107 shares as of June 30, 2026 and December 31, 2025, respectively	-	(749)
Additional paid-in capital	668,394	575,000
Accumulated other comprehensive loss	(222)	-
Accumulated deficit	(431,778)	(60,005)

Total Stockholders’ Equity	236,412	514,257

Total Liabilities and Stockholders’ Equity	$422,514	$730,608

The Company’s common stock shares issued and outstanding, common stock, treasury stock shares and additional paid-in capital as of December 31, 2025, have been retroactively restated for the reverse stock split as described in Note 1 of the accompanying notes, which are an integral part of these condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAKAMOTO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands, except per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Operating revenues:
Media	$24,055	$-	$24,464	$-
Advisory	930	-	1,440	-
Asset management	466	-	675	-
Derivative	10,418	-	11,489	-
Total operating revenues	35,869	-	38,068	-

Operating expenses:
Cost of revenue	15,129	-	15,361	-
Compensation	9,588	-	16,099	-
General and administrative	4,697	-	14,248	-
Depreciation and amortization	2,432	-	3,529	-
Impairment of goodwill	105,176	-	105,176	-
Loss on change in fair value of digital assets	48,711	-	151,196	-
(Gain) loss on investments	(785)	-	7,100	-
Total operating expenses	184,948	-	312,709	-

Operating loss	(149,079)	-	(274,641)	-

Non-operating income (expense)
Other income, net	472	-	277	-
Interest expense	(4,016)	-	(8,236)	-
Change in fair value of call option asset-related party	-	-	(107,744)	-
Total non-operating income (expense)	(3,544)	-	(115,703)	-

Net loss from continuing operations before benefit from income taxes	(152,623)	-	(390,344)	-

Benefit from income taxes	21,424	-	21,424	-
Net loss from continuing operations	$(131,199)	$-	$(368,920)	$-

Discontinued operations:
Net loss from discontinued operations before provision for income taxes	$(1,798)	$(2,414)	$(2,853)	$(3,452)
Provision for income taxes	-	-	-	-
Loss from discontinued operations, net of tax	$(1,798)	$(2,414)	$(2,853)	$(3,452)

Net loss	$(132,997)	$(2,414)	$(371,773)	$(3,452)

Net loss per common share - basic and diluted - continuing operations	$(6.56)	$-	$(20.53)	$-
Net loss per common share - basic and diluted - discontinued operations	$(0.09)	$(14.20)	$(0.16)	$(21.44)
Net loss per common share - basic and diluted	$(6.65)	$(14.20)	$(20.69)	$(21.44)

Weighted average shares outstanding - basic and diluted	20,000	170	17,967	161

Net loss	$(132,997)	$(2,414)	$(371,773)	$(3,452)
Other comprehensive loss:
Foreign currency translation adjustments	(91)	-	(222)	-
Total other comprehensive loss	(91)	-	(222)	-
Comprehensive loss	$(133,088)	$(2,414)	$(371,995)	$(3,452)

The Company’s weighted average basic and diluted shares outstanding as well as net loss per basic and diluted common stock have been retroactively restated for the reverse stock split as described in Note 1 of the accompanying notes, which are an integral part of these condensed consolidated financial statements.

NAKAMOTO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Treasury	Additional	Accumulated Other
	Common Stock		Stock	Paid-in	Comprehensive	Accumulated
(Dollars in thousands)	Shares	Amount	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2024	150,741	$-	$(22)	$10,366	$-	$(7,776)	$2,568
Stock-based compensation	-	-	-	9	-	-	9
Treasury stock repurchase	(188)	-	(10)	-	-	-	(10)
Net loss	-	-	-	-	-	(1,038)	(1,038)
Balance as of March 31, 2025	150,553	$-	$(32)	$10,375	$-	$(8,814)	$1,529
Issuance of common stock for compensation	720	-	-	46	-	-	46
Issuance of common stock for services	352	-	-	22	-	-	22
Issuance of common stock upon exercise of warrants	36,400	-	-	9,217	-	-	9,217
Issuance of common stock upon cashless exercise of warrants	1,383	-	-	-	-	-	-
Stock-based compensation	-	-	-	567	-	-	567
Retirement of treasury stock	-	-	32	(32)	-	-	-
Net loss	-	-	-	-	-	(2,414)	(2,414)
Balance as of June 30, 2025	189,408	$-	$-	$20,195	$-	$(11,228)	$8,967

Balance at December 31, 2025	10,948,658	$11	$(749)	$575,000	$-	$(60,005)	$514,257
Issuance of common stock in asset acquisition of BTC Inc	5,459,304	5	-	83,507	-	-	83,512
Issuance of common stock in asset acquisition of UTXO	595,842	1	-	6,572	-	-	6,573
Issuance of common stock upon cashless exercise of warrants	250,000	-	-	-	-	-	-
Issuance of common stock upon vesting of RSAs	15,000	-	-	155	-	-	155
Stock-based compensation	-	-	-	1,607	-	-	1,607
Common stock cancellation	(10,150)	-	-	-	-	-	-
Treasury stock repurchase and retirement	(8,198)	-	749	(872)	-	-	(123)
Change in cumulative foreign currency translation adjustment	-	-	-	-	(131)	-	(131)
Net loss	-	-	-	-	-	(238,776)	(238,776)
Balance as of March 31, 2026	17,250,456	$17	$-	$665,969	$(131)	$(298,781)	$367,074
Issuance of common stock upon cashless exercise of warrants	450,000	1	-	-	-	-	1
Issuance of common stock upon exercise of options	194,578	-	-	194	-	-	194
Stock-based compensation	-	-	-	2,232	-	-	2,232
Cash paid in lieu of fractional shares	(91)	-	-	(1)	-	-	(1)
Change in cumulative foreign currency translation adjustment	-	-	-	-	(91)	-	(91)
Net loss	-	-	-	-	-	(132,997)	(132,997)
Balance as of June 30, 2026	17,894,943	$18	$-	$668,394	$(222)	$(431,778)	$236,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAKAMOTO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Six Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025

Cash flows from operating activities:
Net loss	$(371,773)	$(3,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss before provision for income taxes from discontinued operations	2,853	3,452
Stock-based compensation	3,839	-
Depreciation and amortization	3,529	-
Deferred income tax benefit	(21,424)	-
Impairment of goodwill	105,176	-
Interest and other fees paid in digital assets	7,306	-
Net derivative revenue	(11,489)	-
Change in fair value of digital assets	151,196	-
Loss on investments	7,100	-
Change in fair value of call option asset-related party	107,744	-
Other	563	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,901	-
Digital assets	(1,788)	-
Other non-current assets	(1,064)	-
Purchases of Bitcoin derivatives	(16,400)	-
Accounts payable and accrued expenses	(9,895)	-
Contract liabilities	(13,371)	-
Proceeds from sale of Bitcoin derivatives	26,508	-
Other non-current liabilities	91	-
Net cash used in operating activities from continuing operations	(24,398)	-
Net cash used in operating activities from discontinued operations	(2,140)	(2,776)
Net cash used in operating activities	(26,538)	(2,776)

Cash flows from investing activities:
Proceeds from sale of digital assets	22,361	-
Proceeds from investments	11,140	-
Cash acquired in business combinations	8,674	-
Purchase of digital assets	(7,269)	-
Purchase of property and equipment	(500)	-
Other	(100)	-
Net cash provided by investing activities from continuing operations	34,306	-
Net cash used in investing activities from discontinued operations	-	(2,521)
Net cash provided by (used in) investing activities	34,306	(2,521)

Cash flows from financing activities:
Proceeds from exercise of stock options	194	-
Repurchase of treasury stock	(561)	-
Repayments of notes payable	(9,399)	-
Net cash used in financing activities from continuing operations	(9,766)	-
Net cash provided by financing activities from discontinued operations	-	9,048
Net cash provided by (used in) financing activities	(9,766)	9,048

Net change in cash and cash equivalents	(1,998)	3,751

Cash and cash equivalents - beginning of period	21,070	2,274

Cash and cash equivalents - end of period	$19,072	$6,025

Supplemental cash flow information:
Cash paid for:
Interest	$1,447	$-
Income taxes	-	-
Non-cash investing and financing activities:
Issuance of common stock for BTC Inc acquisition	$83,512	$-
Issuance of common stock for UTXO acquisition	6,573	-
Repayment of note payable in Bitcoin	35,601	-
Contribution of Metaplanet investment to 210k Capital, LP	5,481	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAKAMOTO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

Nakamoto Inc., formerly known as KindlyMD, Inc., is, with its subsidiaries, a Bitcoin operating company with media, asset management, and advisory capabilities, together with a bitcoin treasury (“Nakamoto,” “the Company,” “we,” “our,” or “us”). Through its ecosystem-wide presence, Nakamoto seeks to provide investors with exposure to Bitcoin’s global growth.

Nakamoto was formed in 2019 as a healthcare company and we began our transformation into a Bitcoin operating company in August 2025, with the merger between Nakamoto Holdings Inc. (“Nakamoto Holdings”) and KindlyMD, Inc. On December 27, 2025, we converted from a Utah corporation to a Delaware corporation, and on January 21, 2026, we changed our name to Nakamoto Inc.

During the three months ended March 31, 2026, we completed the acquisitions of both (i) BTC Inc. (“BTC Inc”), a Delaware corporation founded in 2012 and headquartered in Nashville, Tennessee, which operates a Bitcoin-focused media and events company that publishes Bitcoin Magazine and produces the Bitcoin Conference, and (ii) UTXO Management GP, LLC (“UTXO”), a Tennessee limited liability company formed in 2019, which serves as the general partner and investment manager of multiple digital asset-focused funds. See Note 3 — Business Combinations for a full description of these transactions and the related accounting.

Reverse Stock Split

On May 22, 2026, we effected a 1-for-40 reverse stock split of our common stock. Every 40 shares of issued and outstanding common stock were reclassified as one share of common stock. The reverse stock split had no impact on the par value of our common stock ($0.001 per share) or the authorized number of shares of common stock. No fractional shares were issued from the reverse stock split. Stockholders who otherwise would be entitled to receive a fractional share in connection with the reverse stock split received a cash payment in lieu thereof. All share and per share information in these condensed consolidated financial statements has been retroactively adjusted to reflect the reverse stock split for all periods.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The following policies are either new to the Company as a result of the BTC Inc and UTXO acquisitions completed during the six months ended June 30, 2026, or have been updated to reflect changes in the current period.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Nakamoto have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8 of Regulation S-X and the related rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). These interim condensed financial statements should be read in conjunction with those audited consolidated financial statements included in the Form 10-K, as filed with the SEC on March 30, 2026 (“Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting of normal recurring accruals, have been made. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the entire year.

Reclassifications

Certain reclassifications within the balance sheets and statements of comprehensive loss have been made to the prior period’s financial statements to conform to the current period financial statement presentation. There is no impact in total on the results of operations and cash flows in all periods presented.

Derivative Contracts

We write covered calls and call spreads to generate option premiums and potential economic returns from changes in option values. We also purchase protective puts and put spreads to reduce our mark-to-market exposure to adverse Bitcoin price movements over defined time horizons. These freestanding option contracts meet the definition of derivative instruments under Accounting Standards Codification (“ASC”) 815-10, as each contract has an underlying (the price of Bitcoin) and notional amount, an initial net investment smaller than the full notional exposure, and a net settlement mechanism. In accordance with ASC 815-10, purchased options are recognized as derivative assets and written options are recognized as derivative liabilities on the condensed consolidated balance sheets at trade date. All Bitcoin option contracts are measured initially and subsequently at fair value using Level 1 inputs for exchange-traded contracts.

Consistent with our Bitcoin-focused business strategy, in which the active management of our Bitcoin treasury through option contracts constitutes an ongoing component of our operations, realized and unrealized gains and losses on Bitcoin derivative instruments are presented net within the condensed consolidated statements of comprehensive loss under derivative revenue.

Goodwill

Goodwill represents the excess of the consideration transferred in a business combination over the estimated fair value of the net identifiable assets acquired, and is recorded in accordance with ASC 805, Business Combinations. Goodwill is not amortized. Instead, we test goodwill for impairment at the reporting unit level in accordance with ASC 350, Intangibles – Goodwill and Other. A reporting unit is an operating segment or one level below an operating segment. We test goodwill for impairment annually as of November 1, and between annual tests whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The goodwill arising from the BTC Inc and UTXO acquisitions has been assigned to our Media & Information Services and Asset Management reporting units, respectively (see Note 3 — Business Combinations).

When testing goodwill, we may first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test, or we may proceed directly to the quantitative test. Under the quantitative test, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, we recognize an impairment loss equal to that excess, limited to the total amount of goodwill allocated to the reporting unit. A goodwill impairment loss, once recognized, establishes a new accounting basis and is not reversed in subsequent periods. See Note 6 — Intangible Assets and Goodwill for additional information.

Contract Liabilities

Contract liabilities represent our obligation to transfer goods or services to customers from whom we have received consideration. These primarily relate to consideration we have received for future event sponsorship agreements, ticket purchases for our events, and future consulting and subscription services.

Segments

We identify reporting segments based on how the chief operating decision maker (“CODM”) regularly reviews financial information to allocate resources and assess performance. Our CODM, who is our Chief Executive Officer, reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues and operating income by our three reportable segments: Media & Information Services, Asset Management, and Bitcoin Operations. Corporate overhead is reported separately as Other. During the second quarter of 2026, we wound down our legacy healthcare operations and all results are classified as discontinued operations. See Note 11 — Discontinued Operations and Note 13 — Segment Information for additional information.

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. To achieve this core principle, we apply the following five-step approach: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied. We apply ASC 606 to the following revenue streams: media, advisory and asset management.

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

In addition to our produced events, we participate in certain international conferences through cooperation or joint venture arrangements with local co-organizers. These arrangements are evaluated under ASC 808, Collaborative Arrangements, as we and our partners are active participants that share risks and rewards. To the extent we provide services under these arrangements that are within the scope of ASC 606, such services are evaluated separately, including an assessment of whether we act as a principal or agent. For these international events, we generally do not control the underlying event operations or locally provided services prior to transfer to customers and therefore act as an agent. Accordingly, revenue is recognized on a net basis for services we provide, such as brand licensing, programming, and agreed-upon sales and marketing services. Revenue is recognized as the related services are performed or, for event-based services, at the time the event occurs, consistent with ASC 606-10-25.

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

Symposium sponsorship revenue relates to exclusive, invitation-only leadership forums hosted by us, generally for the benefit of Bitcoin for Corporations members. Symposium sponsorship contracts typically include a single performance obligation representing the sponsorship package delivered in connection with the event. Revenue is recognized at the point in time the symposium occurs, consistent with the recognition pattern applied to our other event-based revenue streams. Amounts received in advance of the symposium date are recorded as contract liabilities until the performance obligation is satisfied.

Asset Management Revenue

We provide continuous investment management services to certain funds including 210k Capital, LP (“210k Capital”) and UTXO Bitcoin Ecosystem Master Fund 1 LP (“Bitcoin Ecosystem”) (together, the “Funds”), which include portfolio management, risk monitoring, and consulting. These services represent a single performance obligation that is satisfied over time, consisting of a series of distinct services that are substantially the same and follow the same pattern of transfer. Although we receive two forms of compensation (i.e., management fees and performance fees, as described in more detail below), both relate to the same underlying service of managing the funds and are considered part of the same performance obligation.

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

We receive a management fee for our services of up to 2.0% annually of the Net Asset Value (“NAV”) of a limited partner’s capital account for 210k Capital and receive a management fee for our services of generally 2.0% annually of the capital contributions of a limited partner’s capital account for Bitcoin Ecosystem. The management fees for 210k Capital are generally earned on a monthly basis and the management fees for Bitcoin Ecosystem are generally earned on a quarterly basis.

Performance Fee Income: We recognize performance fee income based on each of the Funds’ investment performance. The performance-based income arises from our role as investment manager and General Partner of each of the Funds. The performance obligation is satisfied over time as we achieve specific benchmarks and thresholds through each of the Funds as detailed below.

For 210k Capital, performance fees are generally recognized only when the NAV of a limited partner’s capital account exceeds the highest NAV previously allocated to that account measured at the end of a fiscal year (the “High Water Mark”). If a limited partner experiences a net decrease in the NAV of its respective capital account as of the end of any fiscal year, the amount of the decrease after deduction of management fees, will be carried forward (the “Loss Carryforward”). This Loss Carryforward must be recovered in future periods before a performance allocation is earned.

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

Carried interest is earned based on the Bitcoin Ecosystem distribution waterfall and is contingent upon the achievement of specified return thresholds. We treat carried interest as variable consideration and recognize it only to the extent it is probable that a significant reversal will not occur, with such assessment performed at each reporting period.

Revenue Outside the Scope of ASC 606 – Derivative Revenue

Income from put and call option contracts on Bitcoin that meet the definition of a derivative instrument is outside the scope of ASC 606 and is accounted for under ASC 815, Derivatives and Hedging. The income is presented as revenue in our condensed consolidated statements of comprehensive loss as we believe it would satisfy the definition (of that term) as included in the ASC master glossary. These derivative contracts are measured at fair value, with realized and unrealized changes in fair value recognized in earnings as they occur. See Note 8 — Derivative Instruments for additional information regarding our derivative instruments.

Debt Modifications

We evaluate amendments to our debt instruments in accordance with ASC 470. When debt is modified or exchanged with an existing lender, we evaluate whether the terms of the new or modified debt are substantially different from the terms of the existing debt. This evaluation generally includes a comparison of the present value of the cash flows under the modified terms with the present value of the remaining cash flows under the original terms.

Discontinued Operations

We account for discontinued operations in accordance with ASC 205-20, Discontinued Operations. We report the disposal of a component, or a group of components, as a discontinued operation when the disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results. A disposal may be effected by sale, by meeting the criteria to be classified as held for sale, or by other means, such as abandonment. The results of operations of a discontinued operation, less applicable income taxes, are reported as a separate component of net loss for all periods presented, and prior periods are retrospectively reclassified to conform to discontinued operations presentation. General corporate overhead is not allocated to discontinued operations. See Note 11 — Discontinued Operations for additional information.

Variable Interest Entities

We hold a variable interest in certain funds including 210k Capital and Bitcoin Ecosystem, which are considered variable interest entities (“VIE”). We consolidate entities that meet the definition of a VIE if we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has the right to receive benefits from that entity that could potentially be significant to the entity. We are not considered the primary beneficiary for either 210k Capital or Bitcoin Ecosystem and neither fund is consolidated by us. We hold investments in non-consolidated VIEs totaling $5.4 million and have receivables totaling $0.3 million. Total assets held by the non-consolidated VIEs are approximately $110.5 million.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption presented on the statement of operations. The standard also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. We are currently evaluating the impact this standard will have on our financial statements.

We currently believe there are no other issued and not yet effective accounting standards that are materially relevant to our interim condensed consolidated financial statements.

NOTE 3 — BUSINESS COMBINATIONS

Acquisition of BTC Inc

On February 16, 2026, we entered into an Agreement and Plan of Merger (the “BTC Merger Agreement”) with BTC Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of ours (“BTC Merger Sub”), BTC Inc, and the stockholder representative party thereto.

On February 20, 2026 (the “Closing Date”), we completed the transaction contemplated by the BTC Merger Agreement (the “Closing”), pursuant to which BTC Merger Sub merged with and into BTC Inc, with BTC Inc surviving the merger as a wholly owned subsidiary of ours (the “BTC Merger”). In connection with the Closing, we acquired all of the issued and outstanding securities of BTC Inc.

Concurrently with the BTC Merger, on February 20, 2026, we also completed the acquisition of UTXO (the “UTXO Acquisition”) through the exercise of a call option on UTXO equity interests that was held by BTC Inc and acquired as part of the BTC Merger. See below for further information regarding the UTXO Acquisition.

Upon consummation of the BTC Merger on the terms and conditions set forth in the BTC Merger Agreement, the holders of BTC Inc common and preferred stock received the right to receive 6,497,156 shares of our common stock (“Common Stock”), par value $0.001 per share (“BTC Merger Shares”) and we reserved 1,960,675 shares of Common Stock for issuance in connection with fully-vested BTC Inc stock options assumed by us (“BTC Stock Options” together with the BTC Merger Shares, the “BTC Consideration”).

Pursuant to the BTC Merger Agreement, 620,885 shares of our Common Stock were withheld from the BTC Consideration and will be available to offset any post-closing adjustments to the BTC Consideration and to support indemnification obligations (the “BTC Holdback Shares”). Certain stockholders of BTC Inc will receive their pro rata portions of the BTC Holdback Shares subject to the conditions in accordance with the BTC Merger Agreement. All of the remaining 5,876,270 shares of our Common Stock to be issued are dependent upon us receiving a letter of transmittal from previous BTC Inc stockholders (“Letter of Transmittal Shares”). As of June 30, 2026, we have received letters of transmittal representing 5,459,304 shares of Common Stock and have issued shares of Common Stock to those former BTC Inc shareholders. As of June 30, 2026, 416,966 Letter of Transmittal Shares remain subject to receipt and subsequent issuance of Common Stock.

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

The components of consideration used to measure goodwill are as follows (in thousands):

Fair Value
Fair value of common stock including Letter of Transmittal Shares and BTC Holdback Shares (6,497,156 shares at $9.928 per share)	$64,504
Fair value of pre-combination BTC Stock Options assumed	19,008
Allocated portion of the acquisition date fair value of our previously held call option (see “Previously Held Call Option” below)	45,088
Total fair value used to measure goodwill	$128,600

Previously Held Call Option

Prior to the Closing Date, we held a call option on the equity interests of BTC Inc, which was accounted for as a derivative instrument in accordance with ASC 815, Derivatives and Hedging, and measured at fair value with changes in fair value recognized in change in fair value of call option – related party in the condensed consolidated statements of comprehensive loss. On December 31, 2025, the fair value of the call option was $199.1 million. During the period from January 1, 2026, through the Closing Date, we recognized a loss of $107.7 million in change in fair value of the call option, reducing the fair value to $91.3 million immediately prior to the Closing Date.

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

Preliminary Purchase Price Allocation – BTC Inc

Our preliminary allocation of the acquisition price is based on our preliminary estimate of fair value for each of the acquired assets and liabilities. Such amounts are subject to revision as additional information about fair values of assets and liabilities becomes available. During the three months ended June 30, 2026, we refined the preliminary estimated fair value of certain net assets acquired primarily including an increase in deferred tax liabilities of $16.5 million, an increase in accounts payable and accrued expenses of $2.1 million, a decrease in intangible assets of $2.0 million and an increase in contract liabilities current of $0.2 million. The offset to these measurement period adjustments was to goodwill, which increased by $20.8 million. We recognized the effect of these measurement period adjustments in the current period and did not revise amounts reported in prior periods. The effect of the adjustment on amortization expense applicable to prior periods was not material. The following table summarizes the preliminary allocation of the fair value of consideration to the assets acquired and liabilities assumed as of the Closing Date (in thousands):

Preliminary Fair Value
Cash and cash equivalents	$8,636
Prepaid expenses	7,431
Other current assets	5,104
Digital assets	86
Investments	450
Intangible assets	67,302
Other non-current assets	47
Total assets acquired (excluding goodwill)	89,056

Accounts payable and accrued expenses	(14,946)
Contract liabilities current	(19,180)
Deferred tax liabilities	(16,489)
Contract liabilities non-current	(1,417)
Net identifiable assets acquired	37,024
Goodwill	91,576
Total fair value used to measure goodwill	$128,600

The preliminary fair values and weighted-average useful lives of identifiable intangible assets acquired are as follows (in thousands):

	Preliminary Fair Value	Weighted-Average Useful Life
Trade names	$66,441	10 years
Customer relationships	861	8 years
Total	$67,302

The fair value measurements of intangible assets reflect significant unobservable (Level 3) inputs as defined in ASC 820. No residual value has been assigned to these intangible assets and they do not contain material renewal or extension provisions.

Goodwill

We recognized preliminary goodwill of $91.6 million as a result of the BTC Merger. None of the goodwill recognized is expected to be deductible for income tax purposes. All of the goodwill has been assigned to the Media & Information Services reporting unit.

Revenue and Earnings of BTC Inc Since the Closing Date

The amounts of revenue and pre-tax net loss of BTC Inc, included in our condensed consolidated statement of comprehensive loss from the Closing Date for the three and six months ended June 30, 2026, were as follows (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Revenue (1)	$25,142	$25,975
Pre-tax net loss (1) (2)	$(75,551)	$(78,311)

(1)	Includes $0.4 million of intercompany revenue that is eliminated on a consolidated Nakamoto basis.
(2)	Pre-tax net loss includes an $80.6 million goodwill impairment charge (see Note 6 — Intangible Assets and Goodwill).

Acquisition of UTXO Management GP, LLC

On February 20, 2026, concurrent with the Closing of the BTC Merger (see above), we completed the UTXO Acquisition. In connection with the Closing, we issued an aggregate of 662,047 shares of Common Stock (the “UTXO Consideration”), of which 66,204 shares were withheld from the UTXO Consideration to support indemnification obligations (the “UTXO Holdback Shares”). Certain equity holders of UTXO will receive their pro rata portion of the UTXO Holdback Shares subject to the conditions in and in accordance with the Agreement and Plan of Merger dated February 16, 2026, by and among Nakamoto, UTXO GP Merger Sub, LLC, a Tennessee limited liability company and a wholly-owned subsidiary of Nakamoto, UTXO, David Bailey, in his individual capacity, Tyler Evans, in his individual capacity, and the equityholder representative party thereto.

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

The components of consideration used to measure goodwill are as follows (in thousands):

Fair Value
Fair value of UTXO Consideration (662,047 shares at $9.928 per share)	$6,573
Allocated portion of the acquisition date fair value of our previously held call option (see “Previously Held Call Option” above)	46,227
Total fair value used to measure goodwill	$52,800

Preliminary Purchase Price Allocation - UTXO

Our preliminary allocation of the acquisition price is based on our preliminary estimate of fair value for each of the acquired assets and liabilities. Such amounts are subject to revision as additional information about fair values of assets and liabilities becomes available. During the three months ended June 30, 2026, we refined the preliminary estimated fair value of certain net assets primarily including an increase of deferred tax liabilities of $7.4 million, an increase of intangible assets of $0.4 million, a decrease in other current assets of $0.2 million, a decrease in cash of $0.1 million, a decrease in accounts payable and other current liabilities of $0.1 million and a decrease in investments of $0.1 million. The offset to these measurement period adjustments was primarily to goodwill, which increased by $7.3 million. We recognized the effect of this measurement period adjustment in the current period and did not revise amounts reported in prior periods. The effect of the adjustment on amortization expense applicable to prior periods was not material. The following table summarizes the preliminary allocation of the fair value of consideration to the assets acquired and liabilities assumed as of the Closing Date (in thousands):

Preliminary Fair Value
Cash and cash equivalents	$38
Prepaid expenses	53
Other current assets	685
Investments	12
Intangible assets	30,342
Total assets acquired (excluding goodwill)	31,130

Accounts payable and other current liabilities	(887)
Deferred tax liabilities	(7,434)
Net identifiable assets acquired	22,809
Goodwill	29,991
Total fair value used to measure goodwill	$52,800

The preliminary fair values and weighted-average useful lives of identifiable intangible assets acquired are as follows (in thousands):

	Preliminary Fair Value	Weighted-Average Useful Life
Trade names	$1,588	10 years
Management contracts	28,754	10 years
Total	$30,342

The fair value measurements of intangible assets reflect significant unobservable (Level 3) inputs as defined in ASC 820. No residual value has been assigned to these intangible assets and they do not contain material renewal or extension provisions.

Goodwill

We recognized preliminary goodwill of $30.0 million as a result of the UTXO Acquisition. None of the goodwill recognized is expected to be deductible for income tax purposes. All of the goodwill has been assigned to the Asset Management reporting unit.

Revenue and Earnings of UTXO Since the Closing Date

The amounts of revenue and pre-tax net loss of UTXO, included in our condensed consolidated statement of comprehensive loss from the Closing Date for the three and six months ended June 30, 2026, were as follows (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Revenue	$466	$675
Pre-tax net loss (1) (2)	$(25,628)	$(26,081)

(1)	Includes $0.1 million of intercompany operating expense that is eliminated on a consolidated Nakamoto basis.
(2)	Pre-tax net loss includes a $24.6 million goodwill impairment charge (see Note 6 — Intangible Assets and Goodwill).

Acquisition-Related Costs

We incurred acquisition-related costs of $0.0 million and $6.1 million during the three and six months ended June 30, 2026, respectively, related to both the BTC Merger and UTXO Acquisition. The acquisition-related costs consist primarily of advisory, legal, valuation, and due diligence fees, which are included in general and administrative expenses in the condensed consolidated statement of comprehensive loss.

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

	Six Months Ended June 30,
	2026	2025
Revenue	$39,402	$56,844
Net income (loss)	$(263,471)	$16,925

Pro forma net loss for the six months ended June 30, 2026, was adjusted to exclude (i) $6.1 million of acquisition-related costs incurred during the period, (ii) $107.7 million loss on change in fair value of the call option, and (iii) include intangible asset amortization expense prior to the BTC Inc and UTXO acquisitions of $1.4 million.

Pro forma net loss for the six months ended June 30, 2025, was adjusted to include $4.9 million of amortization expense associated with intangible assets acquired in the BTC Inc and UTXO acquisitions.

NOTE 4 — DIGITAL ASSETS

Digital assets consisted of the following on June 30, 2026 (in thousands, except for digital asset units):

	June 30, 2026
Digital assets held:	Units	Cost Basis	Fair Value
Bitcoin	4,467	$528,217	$261,464
USDT	227,418	227	227
USDC	22,613	23	23
Total digital assets			$261,714

As of June 30, 2026, 3,805 of our 4,467 Bitcoin were pledged as collateral in connection with an outstanding loan with a third-party lender (see Note 7 — Debt). The pledged Bitcoin cannot be rehypothecated, loaned, or sold by the lender under the terms of the collateral arrangement. The remaining Bitcoin is primarily held with a third-party custodian. All of the Bitcoin is considered under our control.

The fair value of the pledged Bitcoin subject to this contractual sale restriction was approximately $222.7 million. The restriction remains in effect through the partial maturity of the loan on December 4, 2026, and a portion is restricted through the remaining maturity of the loan on June 30, 2027. The restriction would lapse upon full repayment of the outstanding balance.

NOTE 5 — INVESTMENTS

Treasury B.V.

On September 4, 2025, Nakamoto Holdings, our wholly owned subsidiary, made an investment in Treasury B.V. through Stichting Administratiekantoor Treasury, which issued depository receipts representing underlying ordinary shares of Treasury B.V. (the “Minority Investment”).

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

Under the equity method, we recognize our proportionate share of Treasury B.V.’s net income or loss in our Bitcoin Operations reportable segment on a one-quarter lag based on financial information provided by Treasury B.V.

For the three and six months ended June 30, 2026, we recorded an equity method loss of $1.8 million and $5.8 million, respectively, in (gain) loss on investments in the condensed consolidated statements of comprehensive loss. In addition, we recorded a foreign currency translation loss of $0.1 million and $0.2 million, respectively, which is included in other comprehensive loss in the condensed consolidated statements of comprehensive loss.

As of June 30, 2026, the carrying amount of our investment is $8.9 million.

Metaplanet Inc.

During the three and six months ended June 30, 2026, we recognized a total realized and unrealized loss on our investment in Metaplanet stock of $0.0 million and $3.9 million, respectively, which is included in (gain) loss on investments on the condensed consolidated statements of comprehensive loss.

During the six months ended June 30, 2026, we sold 5.0 million shares of Metaplanet stock, at a weighted-average fair value of $2.26 per share, generating net cash proceeds of $11.1 million after fees. On June 1, 2026, we contributed our remaining 3.0 million shares of Metaplanet stock to 210k Capital and received a limited partnership interest in 210k Capital. The fair value of the Metaplanet stock at the time of contribution was $5.5 million. These transactions resulted in a realized loss for the three and six months ended June 30, 2026, of $5.8 million and $13.2 million, respectively.

We accounted for our investment in Metaplanet stock at fair value, with the changes in fair value recognized in net income in accordance with ASC 321, as the shares had a readily determinable fair value based on quoted market prices on the Tokyo Stock Exchange. As of June 30, 2026, we no longer held any shares in Metaplanet.

210k Capital

On June 1, 2026, we contributed our investment in Metaplanet to 210k Capital and in return received a limited partnership interest in 210k Capital. The initial investment was valued at $5.5 million on June 1, 2026. We account for our investment in 210k Capital based on the net asset value of the 210k Capital fund. We can generally redeem our investment in 210k Capital at the end of any calendar quarter with at least 60 days prior notice.

During the three months and six months ended June 30, 2026, we recorded an unrealized loss of $0.3 million on our investment in the 210k Capital fund, which is included in (gain) loss on investments on the condensed consolidated statements of comprehensive loss. As of June 30, 2026, we own approximately 5.8% of the 210k Capital fund and the carrying amount of our investment is $5.2 million.

RTB Digital

As part of the BTC Inc acquisition, we acquired a minority equity investment in Roundtable Media, LLC (“Roundtable Media”) that was valued at $0.3 million. On May 13, 2026, Roundtable Media completed a reverse merger with RYVYL Inc. and began trading as RTB Digital, Inc. (“RTB Digital”) on Nasdaq. We received shares of the newly public company and own approximately 1.6% of RTB Digital. Our shares in RTB Digital have transfer restrictions that are released in four equal tranches of 25% on May 13, 2027, August 13, 2027, November 13, 2027, and February 13, 2028.

During the three and six months ended June 30, 2026, we recorded an unrealized gain of $2.9 million, which is included in (gain) loss on investments on the condensed consolidated statements of comprehensive loss. As of June 30, 2026, our investment in RTB Digital had a carrying amount of $3.2 million.

NOTE 6 — INTANGIBLE ASSETS AND GOODWILL

Definite-lived Intangible Assets

Our definite-lived intangible assets consist of trade names, management contracts and customer relationships, all of which are subject to amortization over their estimated useful life.

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of intangible assets as of June 30, 2026 (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	10	$68,029	$(2,450)	$65,579
Management contracts	10	28,754	(1,035)	27,719
Customer relationships	8	861	(39)	822
Total		$97,644	$(3,524)	$94,120

The gross carrying amount of the above definite-lived intangible assets reflects a measurement period adjustment recorded during the three months ended June 30, 2026, that decreased the preliminary estimated fair value assigned to identifiable intangible assets by an aggregate of $1.6 million (see Note 3 — Business Combinations). Accumulated amortization reflects amortization on the revised basis as if the adjustment had been recognized as of the acquisition date.

Amortization expense for intangible assets was $2.4 million and $3.5 million, respectively, for the three and six months ended June 30, 2026, and is included in depreciation and amortization expense in the condensed consolidated statements of comprehensive loss.

Estimated aggregate amortization expense for intangible assets as of June 30, 2026, is as follows (in thousands):

Year	Estimated Amortization Expense
2026 (remainder)	$4,893
2027	9,786
2028	9,786
2029	9,786
2030	9,786
Thereafter	50,083
Total	$94,120

Indefinite-lived Intangible Assets

Our indefinite-lived intangible assets consist of a domain name with a carrying amount of $3.0 million as of June 30, 2026. The asset is not subject to amortization and is evaluated for impairment annually or more frequently if events or changes in circumstances indicate that it may be impaired. There was no impairment recognized during the three and six months ended June 30, 2026.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2026, are as follows (in thousands):

	Media & Information Services	Asset Management	Total
Goodwill, as of December 31, 2025	$-	$-	$-
Goodwill acquired during the period (Note 3)	70,800	22,706	93,506
Measurement period adjustments (Note 3)	20,776	7,285	28,061
Goodwill impairment	(80,595)	(24,581)	(105,176)
Goodwill, as of June 30, 2026	$10,981	$5,410	$16,391

Goodwill recognized during the six months ended June 30, 2026, relates to acquisitions described in Note 3 — Business Combinations, and is preliminary while the measurement period remains open. During the three months ended June 30, 2026, goodwill increased by $28.1 million as a result of measurement period adjustments to the preliminary estimated fair value of net assets acquired in the BTC Inc and UTXO acquisitions (see Note 3 — Business Combinations). We recognized this adjustment in the current period and did not revise amounts reported in prior periods.

We evaluate goodwill for impairment annually on November 1, or more frequently if events or changes in circumstances indicate that the asset may be impaired. On June 30, 2026, we tested both the Media & Information Services and Asset Management reporting unit goodwill balances for impairment due primarily to sustained decreases in our stock price and market capitalization as well as a decrease in the price of Bitcoin. As a result of the goodwill impairment tests, we recognized total goodwill impairment for the three and six months ended June 30, 2026, of $105.2 million, which is included in impairment of goodwill in the condensed consolidated statements of comprehensive loss.

Within our Media & Information Services reporting unit, we recorded a goodwill impairment of $80.6 million in the three and six months ended June 30, 2026. The reduction in value was primarily due to lower forecasted operating results as a result of the decline in Bitcoin price and a higher discount rate. The fair value of the Media & Information Services reporting unit was determined based on both income and market approaches. Significant assumptions used in the determination of the fair value include revenue growth, EBITDA margin, discount rate, terminal growth rate, and revenue and earnings multiples. As of June 30, 2026, the amount of goodwill after our impairment was $11.0 million for our Media & Information Services reporting unit.

Within our Asset Management reporting unit, we recorded a goodwill impairment of $24.6 million in the three and six months ended June 30, 2026. The reduction in value was primarily due to lower forecasted operating results as a result of the decline in Bitcoin price and a higher discount rate. The fair value of the Asset Management reporting unit was determined based on both income and market approaches. Significant assumptions used in the determination of the fair value include revenue growth, EBITDA margin, discount rate, terminal growth rate, and revenue multiples. As of June 30, 2026, the amount of goodwill after our impairment was $5.4 million for our Asset Management reporting unit.

NOTE 7 — DEBT

Our outstanding debt as of June 30, 2026, is $164.7 million and consists of a 60.0 million USDT note payable due to Payward Interactive, Inc. (“Kraken”) on December 4, 2026, and a 105.0 million USDT note payable due to Kraken on June 30, 2027.

On January 30, 2026, we entered into the First Amendment to the Master Loan Agreement (“MLA Amendment”), which amends the previous Master Loan Agreement, dated as of December 3, 2025 (the “Master Loan Agreement”) by and between Nakamoto Holdings and Kraken. The MLA Amendment amends the Master Loan Agreement (the “Amended Master Loan Agreement”) to permit the funding of a designated trading wallet maintained at Kraken (the “Trading Wallet”) and to clarify that the Trading Wallet shall serve as collateral for both the obligations under the Master Loan Agreement and obligations (if any) resulting from trading activity conducted through such wallet.

On February 5, 2026, we pledged an additional 688 Bitcoin as collateral under the Master Loan Agreement to satisfy collateral maintenance requirements (see Note 4 — Digital Assets).

On June 5, 2026, Nakamoto Holdings and Kraken executed a loan term sheet (the “Restructured Loan Term Sheet”) under that certain Master Loan Agreement. The Restructured Loan Term Sheet supersedes in its entirety the loan term sheet, dated as of December 9, 2025, by and between Nakamoto Holdings and Kraken (the “December Term Sheet”), and the loans issued under the December Term Sheet were deemed repaid and the outstanding principal balance thereunder was deemed to be transferred to Nakamoto Holdings, without the need for any notice or actual transfer of loaned digital currency. Pursuant to the Restructured Loan Term Sheet, Nakamoto Holdings borrowed a fixed-term loan in a principal amount of 210.0 million USDT (the “Restructured Loan”). The Restructured Loan was scheduled to mature in two tranches: 105.0 million USDT of the outstanding principal amount was to mature on December 4, 2026, and the remaining 105.0 million USDT was to mature on June 30, 2027.

On June 5, 2026, Nakamoto Holdings repaid 45.0 million USDT to reduce the outstanding principal amount of the Restructured Loan from 210.0 million USDT to 165.0 million USDT (the “Partial Repayment”).

To fund the Partial Repayment, Nakamoto Holdings sold approximately 600 Bitcoin for 35.6 million USDT and certain Bitcoin derivative contracts, generating approximately $48.0 million in net proceeds, and applied $45.0 million of those proceeds to the Partial Repayment.

Following the Partial Repayment, Nakamoto Holdings and Kraken entered into a subsequent loan term sheet on June 5, 2026 (the “June Term Sheet”), under the Master Loan Agreement. The June Term Sheet supersedes in its entirety the Restructured Loan Term Sheet, and the loans issued under the Restructured Loan Term Sheet are deemed repaid and the outstanding principal balance thereunder is deemed to be transferred to Nakamoto Holdings pursuant to the June Term Sheet, without the need for any notice or actual transfer of loaned digital currency. Pursuant to the June Term Sheet, Nakamoto Holdings borrowed a fixed-term loan in a principal amount of 165.0 million USDT (the “June Loan”), which reflects the reduced principal balance of the Restructured Loan following the Partial Repayment. The June Loan matures in two tranches: 60.0 million USDT of the outstanding principal amount matures on December 4, 2026, and the remaining 105.0 million USDT matures on June 30, 2027.

The June Loan bears a loan fee of (i) 7.75% per annum during any period in which Nakamoto Holdings holds at least 2,000 Bitcoin in a designated Bitcoin yield strategy collateral account (the “Trading Wallet”), and (ii) 8.00% per annum during any period in which Nakamoto Holdings holds less than 2,000 Bitcoin in the Trading Wallet. The June Loan is secured solely by Bitcoin pledged by Nakamoto Holdings to Kraken and the initial collateral required to secure the June Loan was 3,805 Bitcoin. Nakamoto Holdings has the right to paydown the June Loan, in whole or in part, upon 30 days’ prior written notice to Kraken, with no early return penalty.

We evaluated the June 5, 2026, transactions under ASC 470-50 and ASC 470-60 and concluded that they are considered a debt modification. We accounted for the 45.0 million USDT repayment as a partial extinguishment of the Restructured Loan, with no gain or loss recognized.

NOTE 8 — DERIVATIVE INSTRUMENTS

We write covered calls and call spreads to generate option premiums and potential economic returns from changes in option values. We also purchase protective puts and put spreads to reduce our mark-to-market exposure to adverse Bitcoin price movements over defined time horizons. These instruments are not designated as hedging instruments and are carried at fair value, with changes in fair value recognized in earnings within derivative revenue.

The following table presents the fair value of our Bitcoin derivative instruments as of June 30, 2026 (dollars in thousands):

	Balance Sheet Location	Total Bitcoin Contracts	Fair Value
Derivative assets:
Purchased call options	Current Assets	200	$73

Derivative liabilities:
Written call options	Current Liabilities	(1,550)	(242)

Net derivative position		(1,350)	$(169)

For the three and six months ended June 30, 2026, we recognized a net gain of $10.4 million and $11.5 million, respectively, related to Bitcoin option contracts within derivative revenue on the condensed consolidated statements of comprehensive loss.

NOTE 9 — FAIR VALUE MEASUREMENTS

We measure certain assets and liabilities at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurements.

The following table presents the fair value hierarchy of our assets and liabilities measured at fair value as of June 30, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total
Digital assets	$261,714	$-	$-	$261,714
Equity securities – RTB Digital	3,213	-	-	3,213
Derivative assets	73	-	-	73
Derivative liabilities	(242)	-	-	(242)
Total (1)	$264,758	$-	$-	$264,758

(1)	Excludes investments measured at fair value based on Net Asset Value (“NAV”) of $5.4 million as of June 30, 2026. We have investments in 210k Capital and Bitcoin Ecosystem funds and measure these investments based on the NAV of each of the funds at the end of each period.

Level 1 inputs consist of quoted prices in active markets for identical assets. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2026.

The following table presents the changes in Level 3 assets measured at fair value for the six months ended June 30, 2026 (in thousands):

Call Option
Balance as of December 31, 2025	$199,060
Change in fair value recognized in earnings	(107,744)
BTC Inc and UTXO acquisition date fair value consideration (see Note 3 — Business Combinations)	(91,316)
Balance as of June 30, 2026	$-

The fair value of our notes payable approximates our carrying value as the interest rates are consistent with current market rates.

NOTE 10 — REVENUE FROM CONTRACTS WITH CUSTOMERS

Our revenues are disaggregated based on revenue type, including (i) media, (ii) advisory services, (iii) asset management, and (iv) derivatives.

Our net revenues for the three and six months ended June 30, 2026, are disaggregated as follows (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Revenue from contracts with customers (ASC 606):
Media:
Events	$23,199	$23,199
Digital	115	442
Print	55	94
Other	686	729
Total media	24,055	24,464
Advisory	930	1,440
Asset management:
Management fees	466	675
Performance fees	-	-
Total asset management	466	675
Total revenue from contracts with customers	25,451	26,579
Revenue outside the scope of ASC 606:
Derivative (accounted for under ASC 815)	10,418	11,489
Total revenue	$35,869	$38,068

The disaggregation of revenue from contracts with customers presented above reflects revenue from continuing operations. Revenue from the legacy Healthcare Operations segment, which has been presented as a discontinued operation for all periods presented, is excluded from the tables above. For additional information on discontinued operations, see Note 11 — Discontinued Operations.

Contract Liabilities

Contract liabilities represent consideration received from customers in advance of our satisfaction of performance obligations and are recognized as revenue when control of the promised goods or services is transferred to customers.

The following table presents the changes in contract liabilities for the six months ended June 30, 2026 (in thousands):

Amount
Balance as of December 31, 2025	$-
Add: contract liabilities assumed in BTC Merger (see Note 3) (1)	20,070
Measurement period adjustments (Note 3)	189
Additions	11,183
Revenue recognized	(24,036)
Other	(180)
Balance as of June 30, 2026	$7,226

(1)	Includes $0.3 million of intercompany contract liabilities that were eliminated upon consolidation.

Contract liabilities in the acquisition represent deferred revenue from the acquired business and were recorded in connection with the acquisition of BTC Inc. See Note 3 — Business Combinations for further details. Approximately $18.0 million of the total $24.0 million of revenue recognized during the six months ended June 30, 2026, related to contract liabilities assumed in the BTC Merger.

Remaining Performance Obligations

As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $7.2 million. We expect to recognize approximately $3.4 million of this revenue over the next 12 months and the remainder thereafter over the contractual terms of the underlying arrangements, which generally range from 1 – 2 years.

NOTE 11 — DISCONTINUED OPERATIONS

During the second quarter of 2026, we shut down our healthcare operations, which historically generated revenue from providing outpatient services through clinics and telemedicine platforms. The decision was made in connection with our strategic shift towards the development of a scalable, Bitcoin-native operating business.

We evaluated whether the healthcare operations met the held-for-sale criteria in ASC 205-20-45-1E and concluded they did not, principally because the business was never probable to be sold. We then evaluated the disposal under the guidance in ASC 205-20-45-1B(c) for disposals other than by sale and considered the healthcare operations to be held and used until the date of abandonment in accordance with ASC 360-10-45-15. We concluded that the date of abandonment occurred as of June 19, 2026, when the last healthcare clinic was closed.

The shutdown of the healthcare operations represents a strategic shift that has a major effect on our operations and financial results as all of our revenues in 2025 were from healthcare operations, all of our activities prior to the August 2025 merger with Nakamoto Holdings were healthcare related and the results of healthcare operations were previously reported as one of our reportable operating segments.

The loss recognized on the disposal of the healthcare operations includes the impairment of the right-of-use assets associated with the abandoned leases recorded in the first three months of 2026, together with severance and employee termination costs and other disposal related costs recognized through the date of abandonment. These expenses of $1.2 million and $1.7 million for the three and six months ended June 30, 2026, respectively, are presented within net loss from discontinued operations on the condensed consolidated statement of comprehensive loss.

The healthcare operations were previously reported within our Healthcare Operations segment. As a result of the disposal, the Healthcare Operations segment is no longer presented as a continuing operation, see Note 13 — Segment Information. The results for the healthcare operations have been retrospectively reclassified and presented as discontinued operations for all periods presented in our condensed consolidated statement of comprehensive loss. Prior to the merger with Nakamoto Holdings in August 2025, we operated a single operating segment consisting of Healthcare Operations. All operating expenses prior to the merger with Nakamoto Holdings were previously reflected in Healthcare Operations. General corporate overhead incurred during the three and six months ended June 30, 2025, that was not directly attributable to healthcare operations was not material. Accordingly, we report no results from continuing operations for the three and six months ended June 30, 2025.

The following table presents the pretax loss and the major classes of line items constituting the pretax loss of the discontinued operations for the three and six months ended June 30, 2026, and 2025 (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenues	$256	$409	$735	$988

Operating expenses:
Cost of revenue	-	8	-	15
Compensation	1,653	1,656	2,489	2,660
General and administrative	386	1,121	619	1,714
Depreciation and amortization	15	15	33	32
Total operating expenses	2,054	2,800	3,141	4,421

Operating loss	(1,798)	(2,391)	(2,406)	(3,433)

Non-operating expense	-	(23)	(447)	(19)

Net loss from discontinued operations before provision for income taxes	$(1,798)	$(2,414)	$(2,853)	$(3,452)

There is no income tax expense or benefit for the three and six months ended June 30, 2026, and 2025.

NOTE 12 — RELATED PARTY TRANSACTIONS

As described in Note 3 — Business Combinations, we acquired BTC Inc and UTXO during February 2026. BTC Inc and UTXO were considered related parties of Nakamoto as David Bailey, our Chief Executive Officer and Chairman of the Board of Directors and Tyler Evans, our Chief Investment Officer and a member of our Board of Directors, each had significant influence over BTC Inc and UTXO through their prior ownership of and leadership positions within BTC Inc and UTXO. In connection with the review and approval of the BTC Inc and UTXO acquisitions, our Board of Directors formed a special committee comprised only of independent and disinterested directors of our Board.

As discussed further in Note 2 — Summary of Significant Accounting Policies, we earn management and performance fees from management services provided to both 210k Capital and Bitcoin Ecosystem funds. During the three and six months ended June 30, 2026, we earned management fees from both Funds totaling $0.4 million and $0.6 million, respectively. During the six months ended June 30, 2026, we have received total payments of management fees of $0.6 million from both Funds and shares of Metaplanet with a fair value of $0.7 million from 210k Capital relating to pre-UTXO Acquisition redemption. As of June 30, 2026, we have an investment in the 210k Capital fund of $5.2 million and an investment in the Bitcoin Ecosystem fund of $0.2 million. We have receivables totaling $0.3 million from funds that we manage.

In the six months ended June 30, 2026, we received approximately $0.9 million from Metaplanet for event sponsorship and Bitcoin for Corporations membership. We also received $0.4 million from Treasury B.V. in the six months ended June 30, 2026, for fees to terminate certain contractual agreements. In the three and six months ended June 30, 2026, we recorded approximately $1.1 million of revenue related to Metaplanet event sponsorship and Treasury B.V. fees to terminate contractual agreements. In the three months ended June 30, 2026, we entered into an agreement with Metaplanet for BTC Inc to provide future event production services.

During the six months ended June 30, 2026, we incurred approximately $0.1 million included in General and administrative expenses in the condensed consolidated statements of comprehensive loss with BTC Inc under a marketing and services agreement in which BTC Inc provided marketing and other administrative support prior to the BTC Merger. We paid BTC Inc $0.6 million prior to the BTC Merger for prior marketing and other administrative support.

During the six months ended June 30, 2026, we paid David Bailey approximately $1.4 million to pay down liabilities associated with pre-BTC Merger distributions declared and $0.1 million relating to funding provided to UTXO prior to the UTXO Acquisition. During the same period, we paid Tyler Evans approximately $0.2 million to pay down liabilities associated with pre-BTC Merger distributions declared, $0.1 million relating to funding provided to UTXO prior to the UTXO Acquisition and distributed shares of Metaplanet with a fair value of $0.7 million relating to a pre-UTXO Acquisition distribution liability.

During the six months ended June 30, 2026, we paid approximately $2.7 million in total to Calli Bailey and Charles Bailey to pay down liabilities associated with pre-BTC Merger distributions declared. During the same period, we paid approximately $0.3 million to the BTC Merger Stockholder Representative, Calli Bailey. The funds paid to the BTC Merger Stockholder Representative are to be used for any expenses the Stockholder Representative incurs, and any remaining funds are then distributed to the prior BTC Inc shareholders.

NOTE 13 — SEGMENT INFORMATION

During the six months ended June 30, 2026, we updated our reportable segments that were primarily driven by acquisitions completed during the period (see Note 3 — Business Combinations). We now operate three reportable segments: Media & Information Services, Asset Management and Bitcoin Operations.

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

The following table represents segment results for the three months ended June 30, 2026 (in thousands):

	Media & Information Services	Asset Management	Bitcoin Operations	Other (1)	Eliminations	Total
Operating revenues:
Media	$24,428	$-	$-	$-	$(373)	$24,055
Advisory	714	-	-	216	-	930
Asset management	-	466	-	-	-	466
Derivative	-	-	10,418	-	-	10,418
Total operating revenues	25,142	466	10,418	216	(373)	35,869

Operating expenses:
Cost of revenue	14,643	-	486	-	-	15,129
Compensation	5,721	433	86	3,348	-	9,588
General and administrative	1,157	321	171	3,421	(373)	4,697
Depreciation and amortization	1,669	763	-	-	-	2,432
Impairment of goodwill	80,595	24,581	-	-	-	105,176
Loss on change in fair value of digital assets	104	-	48,607	-	-	48,711
(Gain) loss on investments	(2,947)	-	2,162	-	-	(785)
Total operating expenses	100,942	26,098	51,512	6,769	(373)	184,948

Segment operating loss	$(75,800)	$(25,632)	$(41,094)	$(6,553)	$-	$(149,079)

(1)	We included revenue and operating expenses allocated to Other to show the rollup to the condensed consolidated statement of comprehensive loss for the three months ended June 30, 2026.

The following table represents segment results for the six months ended June 30, 2026 (in thousands):

	Media & Information Services	Asset Management	Bitcoin Operations	Other (1)	Eliminations	Total
Operating revenues:
Media	$24,905	$-	$-	$-	$(441)	$24,464
Advisory	1,070	-	-	370	-	1,440
Asset management	-	675	-	-	-	675
Derivative	-	-	11,489	-	-	11,489
Total operating revenues	25,975	675	11,489	370	(441)	38,068

Operating expenses:
Cost of revenue	14,720	-	641	-	-	15,361
Compensation	7,813	672	378	7,236	-	16,099
General and administrative	1,814	417	317	12,141	(441)	14,248
Depreciation and amortization	2,436	1,093	-	-	-	3,529
Impairment of goodwill	80,595	24,581	-	-	-	105,176
Loss on change in fair value of digital assets	104	-	151,092	-	-	151,196
(Gain) loss on investments	(2,947)	-	10,047	-	-	7,100
Total operating expenses	104,535	26,763	162,475	19,377	(441)	312,709

Segment operating loss	$(78,560)	$(26,088)	$(150,986)	$(19,007)	$-	$(274,641)

(1)	We included revenue and operating expenses allocated to Other to show the rollup to the condensed consolidated statement of comprehensive loss for the six months ended June 30, 2026.

The following table reconciles our segment operating loss to net loss from continuing operations before benefit from income taxes for the three and six months ended June 30, 2026 (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Total segment operating loss	$(142,526)	$(255,634)
Corporate operating loss	(6,553)	(19,007)
Total operating loss	(149,079)	(274,641)
Other income, net	472	277
Interest expense	(4,016)	(8,236)
Change in fair value of call option - related party	-	(107,744)
Net loss from continuing operations before benefit from income taxes	$(152,623)	$(390,344)

The following table represents assets by segment as of June 30, 2026, and December 31, 2025 (in thousands):

	Media & Information Services	Asset Management	Bitcoin Operations	Total
Segment assets, June 30, 2026	$92,481	$35,257	$281,698	$409,436
Segment assets, December 31, 2025	-	-	508,407	508,407

The following table reconciles our total assets by reportable segment to total consolidated assets as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Total assets for reportable segments	$409,436	$508,407
Other assets	13,078	220,118
Assets from discontinued operations	-	2,083
Consolidated total	$422,514	$730,608

NOTE 14 — SUBSEQUENT EVENTS

On August 3, 2026, Tim Pickett resigned from all positions with the Company and its affiliates, including as Chief Medical Officer and a director of the Company. In connection with his resignation, the Company and Mr. Pickett entered into a Separation Agreement and Release under which the Company agreed to pay a gross cash separation payment of approximately $0.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our financial condition and results of operations. The following discussion and analysis of our financial condition and results of operations is derived from and should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q (the “Financial Statements”), and also with our audited consolidated financial statements and notes thereto included in our Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026 (“Form 10-Q”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding the financial position, business strategy and the plans and objectives of management for our future operations, are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to us. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “forecasts,” “may,” “will,” “should,” “seek,” “scheduled,” “intend,” “plan,” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements.

The forward-looking statements in this Form 10-Q are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of the Company’s control, that could cause the actual results or outcomes to differ materially from those discussed in the forward-looking statements. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to numerous risks, including, but not limited to the following:

●	Our ability to raise the capital necessary to sustain our operations and implement our business plan;
●	Our ability to generate sufficient cash to survive;
●	The degree and nature of our competition;
●	The lack of diversification of our business plan;
●	The general volatility of the capital markets;
●	The potential impact of a prolonged government shutdown;
●	Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks, threats of future attacks, police, and military activities overseas and other disruptive worldwide political and economic events and environmental weather conditions;
●	The price and volatility of Bitcoin, including volatility in Bitcoin-related markets;
●	The risk that margin or collateral calls could require the forced liquidation of Bitcoin holdings at unfavorable prices;
●	Regulatory developments affecting digital asset derivatives markets; and
●	Our ability to implement our Bitcoin treasury strategy and its effects on our business.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable and the information included in this report is accurate, we cannot guarantee that the future results, level of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to reflect actual results or changes in our expectations, except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

References to “Nakamoto,” “the Company,” “we,” or “us” in this section are intended to mean the business and operations of Nakamoto Inc. formerly known as KindlyMD, Inc., together with its subsidiaries.

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

On February 20, 2026, we completed the acquisitions of both (i) BTC Inc, a Delaware corporation founded in 2012 and headquartered in Nashville, Tennessee, which operates a Bitcoin-focused media and events company that publishes Bitcoin Magazine and produces the Bitcoin Conference (the “BTC Merger”), and (ii) UTXO, a Tennessee limited liability company formed in 2019, which serves as the general partner and investment manager of multiple digital-asset-focused funds (the “UTXO Acquisition” and together with the BTC Merger, the “Acquisitions”). BTC Inc and UTXO each became wholly owned subsidiaries of the Company on February 20, 2026. The Acquisitions represent a significant addition to our portfolio and advance our mission to develop an ecosystem of Bitcoin-native companies. The consideration for the Acquisitions consisted solely of shares of our common stock, par value $0.001 per share (our “Common Stock”) and assumed options to purchase shares of our Common Stock. In connection with the BTC Merger, holders of BTC Inc common and preferred stock received the right to receive 6,497,156 shares of our Common Stock, and we reserved 1,960,675 shares of our Common Stock for issuance upon the exercise of assumed BTC stock options, which were accelerated and converted into options to acquire shares of our Common Stock. In connection with the UTXO Acquisition, UTXO securityholders received the right to receive 662,047 shares of our Common Stock. BTC Inc and UTXO securityholders received or were entitled to receive, on a fully-diluted basis, 9,119,878 shares of our Common Stock.

In March 2026, we announced our intention to exit our legacy healthcare business, and we closed our last healthcare clinic on June 19, 2026. Results of our legacy healthcare are now reported as discontinued operations.

Results of Operations

The transformation from a healthcare company to a Bitcoin operating company affects the comparison of our results in 2026 to 2025. Throughout the first half of 2025, we operated solely as a healthcare company. We did not begin our transformation into a Bitcoin operating company until the Nakamoto Merger in August 2025, and we did not acquire our Media & Information Services and Asset Management businesses until February 2026. Following the shutdown of our healthcare operations in the second quarter of 2026, the results of those operations have been reclassified to discontinued operations for all periods presented, and all of our operating results for the three and six months ended June 30, 2025 are reported within discontinued operations. Accordingly, our results of continuing operations for the 2026 periods are not comparable to the corresponding periods in 2025. See Note 11 — Discontinued Operations. The table below shows the segments included in the three and six months ended June 30, 2026:

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Media & Information Services	Included	Included from February 20
Asset Management	Included	Included from February 20
Bitcoin Operations	Included	Included
Other	Included	Included

The following tables set forth our summary consolidated results of operations in dollars for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations for the three and six months ended June 30, 2026, and June 30, 2025, have been derived from the Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Operating revenues	$35,869	$-	$38,068	$-

Operating expenses:
Cost of revenue	15,129	-	15,361	-
Compensation	9,588	-	16,099	-
General and administrative	4,697	-	14,248	-
Depreciation and amortization	2,432	-	3,529	-
Impairment of goodwill	105,176	-	105,176	-
Loss on change in fair value of digital assets	48,711	-	151,196	-
(Gain) loss on investments	(785)	-	7,100	-
Total operating expenses	184,948	-	312,709	-

Operating loss	(149,079)	-	(274,641)	-

Non-operating income (expense):
Other income, net	472	-	277	-
Interest expense	(4,016)	-	(8,236)	-
Change in fair value of call option asset-related party	-	-	(107,744)	-
Total non-operating income (expense)	(3,544)	-	(115,703)	-

Net loss from continuing operations before benefit from income taxes	(152,623)	-	(390,344)	-
Benefit from income taxes	21,424	-	21,424	-
Net loss from continuing operations	$(131,199)	$-	$(368,920)	$-

Net loss from continuing operations was $131.2 million for the three months ended June 30, 2026, and is impacted by the following significant items:

●	Revenue of $22.6 million from the Bitcoin Conference 2026 held in Las Vegas in April (the “Bitcoin Conference”).
●	Net derivative revenue of $10.4 million from our Bitcoin derivatives strategy.
●	Loss on change in fair value of digital assets of $48.7 million primarily reflecting the decline in price of Bitcoin in the second quarter of 2026, from $68,220 on March 31, 2026, to $58,532 on June 30, 2026.
●	Goodwill impairment of $105.2 million, consisting of $80.6 million with Media & Information Services and $24.6 million within Asset Management.
●	Benefit from income taxes of $21.4 million.

Net loss from continuing operations was $368.9 million for the six months ended June 30, 2026, and is impacted by the following significant items:

●	Revenue of $22.6 million from the Bitcoin Conference.
●	Net derivative revenue of $11.5 million from our Bitcoin derivatives strategy.
●	Loss on change in fair value of digital assets of $151.2 million primarily reflecting the decline in price of Bitcoin in the first six months of 2026, from $87,519 on December 31, 2025, to $58,532 on June 30, 2026.
●	Goodwill impairment of $105.2 million, consisting of $80.6 million with Media & Information Services and $24.6 million within Asset Management.
●	Decrease in fair value of our call option to acquire BTC Inc of $107.7 million that was primarily the result of a decrease in fair value of BTC Inc (refer to Non-operating income (expense) section below) prior to our acquisition on February 20, 2026.
●	Benefit from income taxes of $21.4 million.

Segment Results

A discussion of our operating results for our Media & Information Services, Asset Management, Bitcoin Operations and Other segments is below. Beginning in 2025 after the Nakamoto Merger, we established our Bitcoin Operations segment and began separately tracking other corporate expenses, which are included in Other segment results. Following the Acquisitions in the first quarter of 2026, we began operating additional segments consisting of Media & Information Services and Asset Management.

Prior to the Nakamoto Merger in August 2025, we operated a single segment consisting of Healthcare Operations. All operating expenses prior to the Nakamoto Merger were reported in our Healthcare Operations segment. Beginning in the second quarter of 2026, all of our Healthcare Operations are now reflected in discontinued operations. General corporate overhead incurred during the three and six months ended June 30, 2025, that was not directly attributable to healthcare operations was not material. Accordingly, there are no revenues, operating expenses or net loss from continuing operations for the three and six months ended June 30, 2025.

A summary of operating results for the three months ended June 30, 2026, follows and includes a reconciliation of our Operating income (loss) (GAAP) to Adjusted operating income (loss) (non-GAAP). Our Adjusted operating income (loss) removes the change in fair value of digital assets, impairment of goodwill, (gain) loss on investments, depreciation and amortization and transaction-related compensation expenses, in each case as applicable, from our operating loss.

	For the Three Months Ended June 30, 2026
($ in thousands)	Media & Information Services	Asset Management	Bitcoin Operations	Other	Eliminations	Total
Operating revenues:
Media	$24,428	$-	$-	$-	$(373)	$24,055
Advisory	714	-	-	216	-	930
Asset management	-	466	-	-	-	466
Derivative	-	-	10,418	-	-	10,418
Total operating revenues	25,142	466	10,418	216	(373)	35,869

Operating expenses:
Cost of revenue	14,643	-	486	-	-	15,129
Compensation	5,721	433	86	3,348	-	9,588
General and administrative	1,157	321	171	3,421	(373)	4,697
Depreciation and amortization	1,669	763	-	-	-	2,432
Impairment of goodwill	80,595	24,581	-	-	-	105,176
Loss on change in fair value of digital assets	104	-	48,607	-	-	48,711
(Gain) loss on investments	(2,947)	-	2,162	-	-	(785)
Total operating expenses	100,942	26,098	51,512	6,769	(373)	184,948

Operating income (loss) (GAAP)	$(75,800)	$(25,632)	$(41,094)	$(6,553)	$-	$(149,079)

Adjustments
Loss on change in fair value of digital assets	104	-	48,607	-	-	48,711
Impairment of goodwill	80,595	24,581	-	-	-	105,176
(Gain) loss on investments	(2,947)	-	2,162	-	-	(785)
Depreciation and amortization	1,669	763	-	-	-	2,432
Transaction-related compensation	-	-	-	835	-	835
Total adjustments	79,421	25,344	50,769	835	-	156,369

Adjusted operating income (loss) (non-GAAP)	$3,621	$(288)	$9,675	$(5,718)	$-	$7,290

A summary of operating results for the six months ended June 30, 2026, follows and includes a reconciliation of our Operating income (loss) (GAAP) to Adjusted operating income (loss) (non-GAAP). Our Adjusted operating income (loss) removes the change in fair value of digital assets, impairment of goodwill, (gain) loss on investments, transaction-related general and administrative expenses, depreciation and amortization and transaction-related compensation expenses, in each case as applicable, from our operating loss.

	For the Six Months Ended June 30, 2026
($ in thousands)	Media & Information Services	Asset Management	Bitcoin Operations	Other	Eliminations	Total
Operating revenues:
Media	$24,905	$-	$-	$-	$(441)	$24,464
Advisory	1,070	-	-	370	-	1,440
Asset management	-	675	-	-	-	675
Derivative	-	-	11,489	-	-	11,489
Total operating revenues	25,975	675	11,489	370	(441)	38,068

Operating expenses:
Cost of revenue	14,720	-	641	-	-	15,361
Compensation	7,813	672	378	7,236	-	16,099
General and administrative	1,814	417	317	12,141	(441)	14,248
Depreciation and amortization	2,436	1,093	-	-	-	3,529
Impairment of goodwill	80,595	24,581	-	-	-	105,176
Loss on change in fair value of digital assets	104	-	151,092	-	-	151,196
(Gain) loss on investments	(2,947)	-	10,047	-	-	7,100
Total operating expenses	104,535	26,763	162,475	19,377	(441)	312,709

Operating income (loss) (GAAP)	$(78,560)	$(26,088)	$(150,986)	$(19,007)	$-	$(274,641)

Adjustments
Loss on change in fair value of digital assets	104	-	151,092	-	-	151,196
Impairment of goodwill	80,595	24,581	-	-	-	105,176
(Gain) loss on investments	(2,947)	-	10,047	-	-	7,100
Transaction-related general and administrative	-	-	-	6,061	-	6,061
Depreciation and amortization	2,436	1,093	-	-	-	3,529
Transaction-related compensation	-	-	10	1,679	-	1,689
Total adjustments	80,188	25,674	161,149	7,740	-	274,751

Adjusted operating income (loss) (non-GAAP)	$1,628	$(414)	$10,163	$(11,267)	$-	$110

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

Our revenue is seasonal and concentrated around the timing of our conferences or events. In an average year, we produce four conferences globally. In the three months and six months ended June 30, 2026, we hosted our flagship annual Bitcoin Conference. All revenue earned by this conference is reflected during the three months ended June 30, 2026.

Three Months Ended June 30, 2026

In the three months ended June 30, 2026, we recorded $25.1 million of revenue, of which $22.6 million relates to the flagship Bitcoin Conference. We also earned $0.7 million of advisory revenue, which primarily relates to subscription revenue for our Bitcoin for Corporations membership program.

In the three months ended June 30, 2026, we incurred $100.9 million of operating expenses, of which $80.6 million related to goodwill impairment charges. Our cost of revenue was $14.6 million, which almost all related to costs associated with the Bitcoin Conference. Compensation expense was $5.7 million and includes commissions associated with the Bitcoin Conference.

Six Months Ended June 30, 2026

In the six months ended June 30, 2026, we recorded $26.0 million of revenue, of which $22.6 million relates to the flagship Bitcoin Conference. We also earned $1.1 million of advisory revenue, which primarily relates to subscription revenue for our Bitcoin for Corporations membership program.

In the six months ended June 30, 2026, we incurred $104.5 million of operating expenses, of which $80.6 million related to goodwill impairment charges. Our cost of revenue was $14.7 million, which almost all related to costs associated with the Bitcoin Conference. Compensation expense was $7.8 million and includes commissions associated with the April event.

Goodwill Impairment

As a result of a sustained decline in our stock price and market capitalization in the second quarter, we tested goodwill for impairment as of June 30, 2026. We recorded a goodwill impairment of $80.6 million in the three months ended June 30, 2026, as the fair value of our Media & Information Services reporting unit was lower than our carrying value. The reduction in value was primarily due to lower forecasted operating results and a higher discount rate for our Media & Information Services business.

Asset Management

Our Asset Management business began on February 20, 2026, when we acquired UTXO. UTXO is a fund manager focused generally on investments in the broader Bitcoin ecosystem. We generate revenue from management and performance fees associated with 210k Capital, LP fund (“210k Capital”) and the UTXO Bitcoin Ecosystem Master Fund 1 LP fund (“Bitcoin Ecosystem”). Revenues are generally tied to the assets under management and the performance of those assets. Our total assets under management on June 30, 2026, were approximately $103.0 million.

Management fees for 210k Capital are up to 2.0% annually of the net asset value of a limited partner’s capital account and are paid monthly. Management fees for Bitcoin Ecosystem are generally 2.0% annually of the capital contributions of a limited partner’s capital account and are paid quarterly. Performance fees are earned when returns exceed specified benchmarks and are recognized once they become fixed and determinable and not subject to reversal.

Three Months Ended June 30, 2026

We recorded $0.5 million of revenue in the three months ended June 30, 2026, which primarily consisted of management fees. Our operating expenses for the three months ended June 30, 2026, were $26.1 million, of which $24.6 million related to goodwill impairment charges. We also recorded $0.8 million related to amortization costs associated with intangible assets from the UTXO Acquisition.

Six Months Ended June 30, 2026

We recorded $0.7 million of revenue in the six months ended June 30, 2026, which primarily consisted of management fees. Our operating expenses for the six months ended June 30, 2026, were $26.8 million, of which $24.6 million related to goodwill impairment charges. We also recorded $1.1 million related to amortization costs associated with intangible assets from the UTXO Acquisition.

Goodwill Impairment

As a result of a sustained decline in our stock price and market capitalization in the second quarter, we tested goodwill for impairment as of June 30, 2026. We recorded a goodwill impairment of $24.6 million in the three months ended June 30, 2026, as the fair value of our Asset Management reporting unit was lower than our carrying value. The reduction in value was primarily due to lower forecasted operating results and a higher discount rate for our Asset Management business.

Assets Under Management

A roll forward of UTXO’s assets under management is as follows:

($ in thousands)	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026 (1)
Beginning of period	$109,456	$140,546
Additions	5,581	5,581
Redemptions	(6,438)	(22,325)
Net market depreciation (2)	(5,581)	(20,784)
End of period	$103,018	$103,018

(1) The six-month period is from December 31, 2025 through June 30, 2026 and includes activity prior to our acquisition of UTXO.

(2) Includes any management and performance fee expenses of the funds.

Bitcoin Operations

We launched our Bitcoin Operations strategy with the closing of the Nakamoto Merger on August 14, 2025. In February 2026, we began an actively managed Bitcoin derivatives program that is designed to (i) generate volatility income from a portion of our Bitcoin and (ii) mitigate a portion of our downside exposure to Bitcoin price risk. Refer to Note 2 — Summary of Significant Accounting Policies , Note 8 — Derivative Instruments, and Note 9 — Fair Value Measurements to the Financial Statements included in this Quarterly Report on Form 10-Q for further information on our derivatives.

Three Months Ended June 30, 2026

In the three months ended June 30, 2026, our net revenues from the Bitcoin derivative program totaled $10.4 million. Approximately $9.3 million of this revenue related to mitigating a portion of our downside exposure to Bitcoin and $1.2 million related to our ongoing strategy of capturing income from the volatility of Bitcoin.

For the three months ended June 30, 2026, we had total operating expenses of $51.5 million, which primarily were driven by a loss on the change in fair value of digital assets and a loss on our investments. The loss on the change in fair value of our digital assets was $48.6 million as the price of Bitcoin declined from $68,220 on March 31, 2026, to $58,532 per Bitcoin on June 30, 2026. Our loss on investments was $2.2 million, which primarily consisted of a $1.8 million loss from our share of Treasury B.V.’s results.

Six Months Ended June 30, 2026

In the six months ended June 30, 2026, our net revenues from the Bitcoin derivative program totaled $11.5 million. Approximately $9.3 million of this revenue related to mitigating a portion of our downside exposure to Bitcoin and $2.2 million related to our ongoing strategy of capturing income from the volatility of Bitcoin.

For the six months ended June 30, 2026, we had total operating expenses of $162.5 million, which primarily were driven by a loss on the change in fair value of digital assets and a loss on our investments. The loss on the change in fair value of our digital assets was $151.1 million as the price of Bitcoin declined from $87,519 on December 31, 2025, to $58,532 per Bitcoin on June 30, 2026. Our loss on investments was $10.0 million, which primarily consisted of a $5.8 million loss from our share of Treasury B.V.’s results and a $3.9 million loss from our investment in Metaplanet.

Other

Our other results consist primarily of our corporate overhead. We began separately tracking our corporate overhead upon the Nakamoto Merger on August 14, 2025.

Three Months Ended June 30, 2026

In the three months ended June 30, 2026, other revenues totaled $0.2 million that related to Bitcoin advisory and consulting services. Compensation totaled $3.3 million, of which approximately $0.8 million related to the prior Nakamoto Merger. General and administrative expenses for the three months ended June 30, 2026 totaled $3.4 million, which primarily related to legal, insurance, marketing and professional services expenses.

Six Months Ended June 30, 2026

In the six months ended June 30, 2026, other revenues totaled $0.4 million that related to Bitcoin advisory and consulting services. Compensation totaled $7.2 million, of which approximately $1.7 million related to the prior Nakamoto Merger. General and administrative expenses for the six months ended June 30, 2026, totaled $12.1 million, of which approximately $6.1 million was specifically transaction-related expenses associated with the Acquisitions.

Non-operating income (expense)

Non-operating expense was $3.5 million for the three months ended June 30, 2026, and $115.7 million for the six months ended June 30, 2026. We had the following significant items impact our non-operating income (expense):

●	Interest expense of $4.0 million in the three months ended June 30, 2026, and $8.2 million in the six months ended June 30, 2026 related to our debt.
●	Decrease in fair value of our call option to acquire BTC Inc of $107.7 million in the first three months of 2026, that was primarily the result of a decline in the fair value of BTC Inc prior to the Acquisitions on February 20, 2026. The ending value of the call option immediately prior to the Acquisitions was $91.3 million. The value of the call option was largely due to our contractual ability to purchase BTC Inc by issuing our Common Stock at $44.80 per share compared to the $9.92 per share price immediately prior to the Acquisitions.

Benefit from income taxes

Our benefit from income taxes was $21.4 million in both the three and six months ended June 30, 2026, which represents an effective income tax rate of 14.0% and 5.5%, respectively. The effective tax rate is impacted by the nondeductible loss on the goodwill impairment in the three and six months ended June 30, 2026.

Discontinued Operations

During the second quarter of 2026, we shut down our healthcare operations, which historically generated revenue from providing outpatient services through clinics and telemedicine platforms. On June 19, 2026, we closed our last healthcare clinic and ceased operations. The results of operations for our healthcare operations have been retrospectively reclassified as discontinued operations for all periods presented on the condensed consolidated statement of comprehensive loss.

A summary of results of discontinued operations for healthcare operations is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating revenues	$256	$409	$735	$988

Operating expenses:
Cost of revenue	-	8	-	15
Compensation	1,653	1,656	2,489	2,660
General and administrative	386	1,121	619	1,714
Depreciation and amortization	15	15	33	32
Operating expenses	2,054	2,800	3,141	4,421

Operating loss	(1,798)	(2,391)	(2,406)	(3,433)

Non-operating expense	-	(23)	(447)	(19)

Net loss from discontinued operations before provision for income taxes	$(1,798)	$(2,414)	$(2,853)	$(3,452)
Provision for income taxes	-	-	-	-
Net loss from discontinued operations	$(1,798)	$(2,414)	$(2,853)	$(3,452)

Included in the net loss from discontinued operations for the three months and six months ended June 30, 2026, we recorded expenses related to the shutdown of $1.2 million and $1.7 million, respectively. These expenses included severance and employee termination costs, impairment of right-of-use assets associated with abandoned leases and other disposal related costs.

Liquidity and Capital Resources

Liquidity

Our assets primarily consist of Bitcoin held on our balance sheet, cash and cash equivalents, goodwill and intangibles, and investments in unconsolidated investees. Our operations have been primarily funded through net proceeds from sales of equity securities and Bitcoin as well as through debt we have incurred. Our cash requirements consist primarily of the payment of principal and interest on our debt and cash overhead expenses.

On December 3, 2025, Nakamoto Holdings entered into the Master Loan Agreement with Payward Interactive, Inc. (“Kraken”), under which loans are made pursuant to separate term sheets. The initial loans were made under a term sheet dated December 9, 2025 in an aggregate principal amount of 210.0 million USDT, 8.0% per annum fixed-rate fee loan that matures on December 4, 2026 (the “Master Loan Agreement”).

On June 5, 2026, Nakamoto Holdings and Kraken, executed a loan term sheet (the “Restructured Loan Term Sheet”) under that certain Master Loan Agreement. The Restructured Loan Term Sheet supersedes in its entirety the loan term sheet, dated as of December 9, 2025, by and between Nakamoto Holdings and Kraken (the “December Term Sheet”), and the loans issued under the December Term Sheet were deemed repaid and the outstanding principal balance thereunder was deemed to be transferred to Nakamoto Holdings, without the need for any notice or actual transfer of loaned digital currency. Pursuant to the Restructured Loan Term Sheet, Nakamoto Holdings borrowed a fixed-term loan in a principal amount of 210.0 million USDT (the “Restructured Loan”). The Restructured Loan was scheduled to mature in two tranches: 105.0 million USDT of the outstanding principal amount was to mature on December 4, 2026, and the remaining 105.0 million USDT was to mature on June 30, 2027.

On June 5, 2026, Nakamoto Holdings repaid 45.0 million USDT to reduce the outstanding principal amount of the Restructured Loan from 210.0 million USDT to 165.0 million USDT (the “Partial Repayment”).

To fund the Partial Repayment, we sold approximately 600 Bitcoin and certain Bitcoin derivative contracts, generating approximately $48.0 million in net proceeds, and applied $45.0 million of those proceeds to the Partial Repayment.

Following the Partial Repayment, Nakamoto Holdings and Kraken entered into a subsequent loan term sheet on June 5, 2026 (the “June Term Sheet”), under the Master Loan Agreement. The June Term Sheet supersedes in its entirety the Restructured Loan Term Sheet, and the loans issued under the Restructured Loan Term Sheet are deemed repaid and the outstanding principal balance thereunder is deemed to be transferred to Nakamoto Holdings pursuant to the June Term Sheet, without the need for any notice or actual transfer of loaned digital currency. Pursuant to the June Term Sheet, Nakamoto Holdings borrowed a fixed-term loan in a principal amount of 165.0 million USDT (the “June Loan”), which reflects the reduced principal balance of the Restructured Loan following the Partial Repayment. The June Loan matures in two tranches: 60.0 million USDT of the outstanding principal amount matures on December 4, 2026, and the remaining 105.0 million USDT matures on June 30, 2027.

The June Loan bears a loan fee of (i) 7.75% per annum during any period in which Nakamoto Holdings holds at least 2,000 Bitcoin in a designated Bitcoin yield strategy collateral account (the “Trading Wallet”), and (ii) 8.00% per annum during any period in which Nakamoto Holdings holds less than 2,000 Bitcoin in the Trading Wallet. The June Loan is secured solely by Bitcoin pledged by Nakamoto Holdings to Kraken and the initial collateral required to secure the June Loan was 3,805 Bitcoin. Nakamoto Holdings has the right to paydown the June Loan, in whole or in part, upon 30 days’ prior written notice to Kraken, with no early return penalty.

The June Loan is subject to collateral maintenance requirements. If the value of the Bitcoin pledged to Kraken exceeds the applicable release threshold, excess Bitcoin will be returned to Nakamoto Holdings. If the value falls below the applicable maintenance threshold, Nakamoto Holdings must repay a portion of the June Loan, pledge additional Bitcoin, or both; if the value falls below the applicable liquidation threshold, an event of default will occur and Kraken may liquidate the pledged Bitcoin.

As of June 30, 2026, approximately 3,805 of our 4,467 Bitcoin are held as collateral for the June Loan and can be sold to paydown the June Loan when it matures. As of June 30, 2026, we held approximately 662 unencumbered Bitcoin worth approximately $38.7 million, based on the $58,532 price of Bitcoin on June 30, 2026, and had cash and cash equivalents of $19.1 million. Based on the foregoing, we have determined that our sources of liquidity will be sufficient to meet our cash needs for the one-year period from the issuance of these Financial Statements. However, our liquidity position may be materially impacted by volatility in the market price of Bitcoin. For example, a decline in the price of Bitcoin could materially reduce the value of our liquid assets and our ability to fund operations, satisfy obligations or pursue strategic opportunities. Our ability to monetize Bitcoin holdings may also be affected by market liquidity, trading volumes, counterparty availability, custody arrangements, cybersecurity risks, regulatory developments, tax and accounting treatment, and disruptions affecting digital asset markets or service providers.

Derivative Instruments

We write covered calls and call spreads to generate option premiums and potential economic returns from changes in option values. We also purchase protective puts and put spreads to reduce our mark-to-market exposure to adverse Bitcoin price movements over defined time horizons.

As of June 30, 2026, we had the following derivative instruments outstanding:

●	Written call options on 1,550 Bitcoin at strike prices ranging from $66,000 to $110,000, with expiration dates ranging from July 10, 2026, through December 25, 2026.
●	Purchased call options covering up to 200 Bitcoin at strike prices ranging from $71,000 to $100,000, with expiration dates ranging from July 31, 2026, through December 25, 2026.

Cash Flows

During the six months ended June 30, 2026, our net cash used in operating activities was $26.5 million as compared to $2.8 million during the six months ended June 30, 2025. The increase in net cash used in operating activities is primarily due to an increase in cash overhead expenses and BTC Inc and UTXO acquisition-related expenses.

During the six months ended June 30, 2026, our net cash provided by investing activities was $34.3 million as compared to net cash used of $2.5 million during the six months ended June 30, 2025. The increase in cash provided by investing activities was primarily due to the sale of $21.7 million of Bitcoin and the partial sale of our investment in Metaplanet of $11.1 million.

During the six months ended June 30, 2026, our net cash used in financing activities was $9.8 million as compared to net cash provided of $9.0 million during the six months ended June 30, 2025. The increase in net cash used in financing activities was due primarily to a paydown of our notes payable in the six months ended June 30, 2026. The $9.0 million of net cash provided by financing activities in the six months ended June 30, 2025, primarily reflects proceeds from the exercise of warrants.

Reverse Stock Split

On May 22, 2026, we effected a 1-for-40 reverse stock split of our common stock. Every 40 shares of issued and outstanding common stock were reclassified as one share of common stock. The reverse stock split had no impact on the par value of our common stock ($0.001 per share) or the authorized number of shares of common stock. No fractional shares were issued from the reverse stock split. Stockholders who otherwise would be entitled to receive a fractional share in connection with the reverse stock split received a cash payment in lieu thereof. All share and per share information has been retroactively adjusted to reflect the reverse stock split for all periods.

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

Fair Value of Financial Instruments

Our digital assets, certain of our equity investments and our derivative assets and liabilities are all recorded at fair value. The fair value of a financial instrument is the amount we would receive to sell an asset, or pay to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Changes in the fair value of these instruments are recorded within operating expenses in our Financial Statements.

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

Refer to Note 4 — Digital Assets, Note 5 — Investments, Note 8 — Derivative Instruments and Note 9 — Fair Value Measurements to the Financial Statements included in this Quarterly Report on Form 10-Q for further information on our financial instruments at fair value.

Goodwill

The nature and accounting for goodwill is discussed in Note 2 — Summary of Significant Accounting Policies in our Financial Statements. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that the fair value of a reporting unit is less than its carrying amount. Our annual goodwill impairment testing date for each of our reporting units is November 1.

Estimating the fair value of a reporting unit requires management judgment and often involves the use of estimates and assumptions that could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such charge. Under the income approach of estimating fair value, the key assumptions include our internally developed projections of revenue growth, EBITDA margin, discount rate and terminal growth rate. Under the market valuation approach of estimating fair value, the key assumptions are the selected multiples and our internally developed projections of revenue and future profitability. The weighting assigned to the multiples requires judgment in qualitatively and quantitatively evaluating the size, profitability and nature of the business activities of the reporting units as compared to the comparable publicly traded companies.

On June 30, 2026, we tested both the Media & Information Services and Asset Management reporting unit goodwill balances for impairment due primarily to sustained decreases in our stock price and market capitalization as well as a decrease in the price of Bitcoin. As a result of the goodwill impairment tests, we recognized total goodwill impairment of $105.2 million.

Within our Media & Information Services reporting unit, we recorded a goodwill impairment of $80.6 million on June 30, 2026. The reduction in value was primarily due to lower forecasted operating results as a result of the decline in Bitcoin price and a higher discount rate. The fair value of the Media & Information Services reporting unit was determined based on both income and market approaches. Significant assumptions used in the determination of the fair value include revenue growth, EBITDA margin, discount rate, terminal growth rate, and revenue and earnings multiples. As of June 30, 2026, the amount of goodwill after our impairment was $11.0 million for our Media & Information Services reporting unit.

Within our Asset Management reporting unit, we recorded a goodwill impairment of $24.6 million on June 30, 2026. The reduction in value was primarily due to lower forecasted operating results as a result of the decline in Bitcoin price and a higher discount rate. The fair value of the Asset Management reporting unit was determined based on both income and market approaches. Significant assumptions used in the determination of the fair value include revenue growth, EBITDA margin, discount rate, terminal growth rate, and revenue multiples. As of June 30, 2026, the amount of goodwill after our impairment was $5.4 million for our Asset Management reporting unit.

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

Recent Accounting Developments

For a discussion of recently issued accounting developments and their impact on our Financial Statements, refer to Note 2 — Summary of Significant Accounting Policies in our Financial Statements.

Emerging Growth Company Status

We are an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act.

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

We will remain an EGC until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Our Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective, as of June 30, 2026, due to the material weakness in internal control over financial reporting described in Part II, Item 9A of our Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our Company is a party to various lawsuits, claims, and other legal proceedings that arise from time to time in the ordinary course of business, including but not limited to commercial disputes, intellectual property matters, and employment related matters. In addition, our Company may bring claims or initiate lawsuits from time to time against various third parties with respect to matters arising out of the ordinary course of our Company’s business, including but not limited to commercial and intellectual property-related matters.

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

ITEM 1A. RISK FACTORS

Information regarding our risk factors appears in Item 1A of our Form 10-K. The risks described in our Form 10-K, as well as additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K, other than as set forth below.

Our Common Stock repurchase program may not enhance stockholder value, and any repurchases will diminish our cash reserves.

On June 10, 2026, our Board approved the adoption of the 2026 Repurchase Program, providing for the repurchase of up to $25.0 million of our outstanding shares of Common Stock. The 2026 Repurchase Program expires on December 31, 2026, does not obligate us to repurchase any dollar amount or number of shares, and may be modified, suspended, or discontinued by our Board at any time. As of June 30, 2026, we had not repurchased any shares under the 2026 Repurchase Program, and the full $25.0 million remained available. There can be no assurance that we will repurchase any shares under the 2026 Repurchase Program, that we will adopt any future repurchase program, or that any repurchases will enhance stockholder value. The market price of our Common Stock may decline if we modify, suspend, or discontinue the 2026 Repurchase Program, or if we do not repurchase shares at levels anticipated by investors. In addition, any repurchases may diminish our cash reserves, may reduce the resources available to satisfy our collateral obligations under the June Loan, and may not be made at optimal prices.

If we fail to maintain compliance with Nasdaq’s continued listing requirements, our Common Stock could be delisted.

Our Common Stock must satisfy Nasdaq’s continued listing requirements, including the requirement that its closing bid price be at least $1.00 per share. We are currently in compliance with Nasdaq’s other continued listing requirements, but there is no assurance we will remain so in the future. On December 10, 2025, Nasdaq notified us that we were not in compliance with the minimum bid price requirement. After we effected a 1-for-40 reverse stock split on May 22, 2026, Nasdaq notified us on June 9, 2026, that we had regained compliance and that the matter was closed. As of August 10, 2026, the closing bid price of our Common Stock was $5.04 per share.

If our Common Stock again fails to satisfy the minimum bid price requirement at a time when the May 22, 2026 reverse stock split falls within the one-year period preceding that failure, we will not be eligible for any compliance period otherwise available under Nasdaq’s rules, and under Nasdaq Listing Rule 5810(c)(3)(A)(iv), Nasdaq’s Listing Qualifications Department will be required to issue a Staff Delisting Determination, subject to our right to appeal to a Nasdaq Hearings Panel.

The same rule also makes us ineligible for a compliance period if, during the two-year period preceding a failure to meet the minimum bid price requirement, we effected one or more reverse stock splits with a cumulative ratio of 250-to-1 or more. Because we effected a 1-for-40 reverse stock split on May 22, 2026, an additional reverse stock split with a ratio of 1-for-6.25 or greater, effected while the May 2026 split remains within that two-year look-back period, would cause the cumulative ratio to reach or exceed 250-to-1. These restrictions may limit our ability to use a further reverse stock split to regain compliance if we become noncompliant again.

If we are unable to maintain or regain compliance, obtain relief from Nasdaq, or successfully appeal a delisting determination, our Common Stock could be suspended or delisted. A suspension or delisting could adversely affect the liquidity and market price of our Common Stock, could cause our Common Stock to become subject to the SEC’s penny stock rules, and could impair our ability to raise capital, including under our currently effective shelf registration statement and at-the-market offering program, both of which require continued listing on a national securities exchange to remain available to us. In addition, such suspension or delisting could require us to comply with additional covenants under the Master Loan Agreement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There are no transactions that have not been previously included in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 18, 2025, our Board of Directors (the “Board”) approved the adoption of a stock repurchase program (the “2025 Repurchase Program”), which ended on January 31, 2026. Under the 2025 Repurchase Program, the Company was authorized to repurchase up to $10 million worth of shares of its Common Stock, from time to time in the open market, in privately negotiated transactions, pursuant to a Rule 10b5-1 trading plan or otherwise in accordance with applicable securities laws and other requirements. The 2025 Repurchase Program did not obligate the Company to repurchase any dollar amount or number of shares of Common Stock. We repurchased a total of 58,305 (or 2,332,206 pre-split) shares of our Common Stock under the 2025 Repurchase Program for $0.9 million.

On June 10, 2026, our Board approved the 2026 Repurchase Program, providing for the repurchase of up to $25.0 million of the Company’s outstanding shares of Common Stock. Under the 2026 Repurchase Program, the Company could purchase shares of Common Stock from time to time in the open market, in privately negotiated transactions, through one or more accelerated share repurchase agreements, pursuant to a Rule 10b5-1 trading plan, in transactions effected in accordance with Rule 10b-18, or otherwise in accordance with applicable securities laws and other requirements. The 2026 Repurchase Program will expire on December 31, 2026, and does not obligate the Company to repurchase any dollar amount or number of shares of Common Stock.

The following table presents details of our share repurchase transactions during the three months ended June 30, 2026:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
April 1, 2026 – April 30, 2026	-	$-	-	$-
May 1, 2026 – May 31, 2026	91	$6.63	-	$-
June 1, 2026 – June 30, 2026	-	$-	-	$25,000,000
Total	91	$6.63	-	$25,000,000

(1)	The 91 shares purchased in May 2026 represent fractional-share interests purchased for cash in connection with the reverse stock split and were not purchased under a publicly announced repurchase plan or program.
(2)	The 2026 Repurchase Program was publicly announced on June 11, 2026, authorizes repurchases of up to $25.0 million of Common Stock and expires on December 31, 2026, unless earlier modified, suspended or discontinued by the Board.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements.

During the three months ended June 30, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1†	Merger Agreement, dated as of May 12, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2025).
2.2#+	UTXO Merger Agreement, dated as of February 16, 2026 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).
2.3#+	BTC Merger Agreement, dated as of February 16, 2026 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2026).
3.1	Certificate of Incorporation, dated as of December 17, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2026).
3.2	Certificate of Amendment, dated as of January 16, 2026 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2026).
3.3	Certificate of Amendment to the Amended Certificate of Incorporation of Nakamoto Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2026).
3.4	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2026).
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2026).
10.1	Master Loan Agreement, dated as of December 3, 2025, among Nakamoto Holdings Inc. and Payward Interactive, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 9, 2025).
10.2	First Amendment to the Master Loan Agreement, dated as of January 30, 2026, by and between Nakamoto Holdings Inc. and Payward Interactive, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2026).
10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).
10.4‡	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2026).
10.5†#‡

Separation Agreement and Release, dated August 3, 2026, by and between Nakamoto Inc. and Tim Pickett (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2026).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.
#	Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule (or similar attachment) will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.
+	Indicates certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(2) or (10).
‡	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAKAMOTO INC.
(Registrant)

Date: August 13, 2026	By:	/s/ David Bailey
David Bailey
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Teresa Gendron
Teresa Gendron
Chief Financial Officer (Principal Financial Officer)

