Form 10-Q
period 2026-09-30
Nakamoto Inc.
filed 2026-11-12
CIK 1946573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 9, 2026, there were 18,346,473 shares of common stock, par value $0.001 per share, issued and outstanding.

NAKAMOTO INC.
2026 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NAKAMOTO INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NAKAMOTO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$19,420	$21,070
Prepaid expenses	3,969	2,139
Derivative assets	2,263	-
Call option asset-related party	-	199,060
Other current assets	3,379	-
Current assets of discontinued operations	-	1,548
Total Current Assets	29,031	223,817
Non-Current Assets:
Digital assets	357,916	467,550
Investments	18,210	35,697
Intangible assets	91,056	3,009
Goodwill	19,182	-
Other non-current assets	1,798	-
Non-current assets of discontinued operations	-	535

Total Assets	$517,193	$730,608
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$7,660	$5,036
Contract liabilities	6,058	-
Notes payable, net	104,915	209,558
Derivative liabilities	8,712	-
Other current liabilities	83	438
Current liabilities of discontinued operations	-	953
Total Current Liabilities	127,428	215,985
Non-Current Liabilities:
Contract liabilities	869	-
Notes payable, net	59,957	-
Deferred tax liability	4,344	-
Other non-current liabilities	317	-
Non-current liabilities of discontinued operations	-	366

Total Liabilities	192,915	216,351
Stockholders’ Equity:
Preferred Stock, $0.001 par value per share; authorized - 10,000,000 shares; none issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.001 par value, 10 billion shares authorized; 18,346,473 shares issued and outstanding as of September 30, 2026 and 10,998,765 shares issued and 10,948,658 outstanding as of December 31, 2025	18	11
Treasury stock at cost, 0 and 50,107 shares as of September 30, 2026 and December 31, 2025, respectively	-	(749)
Additional paid-in capital	670,559	575,000
Accumulated other comprehensive loss	(68)	-
Accumulated deficit	(346,231)	(60,005)
Total Stockholders’ Equity	324,278	514,257
Total Liabilities and Stockholders’ Equity	$517,193	$730,608
The Company’s common stock shares issued and outstanding, common stock, treasury stock shares and additional paid-in capital as of December 31, 2025, have been retroactively restated for the reverse stock split as described in Note 1 of the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

NAKAMOTO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(In thousands, except per share data)	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Operating revenues:
Media	$2,886	$-	$27,350	$-
Advisory	488	-	1,928	-
Asset management	482	-	1,157	-
Derivative	(5,785)	-	5,704	-
Total operating revenues	(1,929)	-	36,139	-

Operating expenses:
Cost of revenue	2,103	-	17,464	-
Compensation	8,507	4,028	24,606	4,028
General and administrative	4,141	3,009	18,389	3,009
Depreciation and amortization	2,302	-	5,831	-
Impairment of goodwill	-	-	105,176	-
(Gain) loss on change in fair value of digital assets	(110,381)	23,648	40,815	23,648
(Gain) loss on investments	(524)	(930)	6,576	(930)
Total operating (income) expenses	(93,852)	29,755	218,857	29,755

Operating income (loss)	91,923	(29,755)	(182,718)	(29,755)

Non-operating income (expense)
Other income, net	48	(111)	325	(111)
Interest expense	(3,387)	-	(11,623)	-
Loss on acquisition of Nakamoto Holdings	-	(59,754)	-	(59,754)
Loss on extinguishment of debt	-	(14,454)	-	(14,454)
Change in fair value of call option asset-related party	-	21,845	(107,744)	21,845
Total non-operating income (expense)	(3,339)	(52,474)	(119,042)	(52,474)

Net income (loss) from continuing operations before (provision for) benefit from income taxes	88,584	(82,229)	(301,760)	(82,229)
(Provision for) benefit from income taxes	(2,772)	-	18,652	-
Net income (loss) from continuing operations	$85,812	$(82,229)	$(283,108)	$(82,229)

Discontinued operations:
Net loss from discontinued operations before provision for income taxes	$(265)	$(3,807)	$(3,118)	$(7,259)
Provision for income taxes	-	-	-	-
Net loss from discontinued operations	$(265)	$(3,807)	$(3,118)	$(7,259)

Net income (loss)	$85,547	$(86,036)	$(286,226)	$(89,488)

NAKAMOTO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS), CONTINUED
(UNAUDITED)

(In thousands, except per share data)	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Basic earnings per common share:
Net income (loss) from continuing operations	$4.26	$(16.20)	$(15.14)	$(45.53)
Net loss from discontinued operations	$(0.01)	$(0.75)	$(0.17)	$(4.02)
Net income (loss)	$4.25	$(16.95)	$(15.31)	$(49.55)

Diluted earnings per common share:
Net income (loss) from continuing operations	$4.08	$(16.20)	$(15.14)	$(45.53)
Net loss from discontinued operations	$(0.01)	$(0.75)	$(0.17)	$(4.02)
Net income (loss)	$4.07	$(16.95)	$(15.31)	$(49.55)

Weighted average shares outstanding - basic	20,138	5,077	18,699	1,806
Weighted average shares outstanding - diluted	21,029	5,077	18,699	1,806

Net income (loss)	$85,547	$(86,036)	$(286,226)	$(89,488)
Other comprehensive income (loss):
Foreign currency translation adjustments	154	-	(68)	-
Total other comprehensive income (loss)	154	-	(68)	-
Comprehensive income (loss)	$85,701	$(86,036)	$(286,294)	$(89,488)

The Company’s weighted average basic and diluted shares outstanding as well as net income (loss) per basic and diluted common stock have been retroactively restated for the reverse stock split as described in Note 1 of the accompanying notes, which are an integral part of these condensed consolidated unaudited financial statements.

NAKAMOTO INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2024	150,741	$-	$(22)	$10,366	$-	$(7,776)	$2,568
Stock-based compensation	-	-	-	9	-	-	9
Treasury stock repurchase	(188)	-	(10)	-	-	-	(10)
Net loss	-	-	-	-	-	(1,038)	(1,038)
Balance as of March 31, 2025	150,553	$-	$(32)	$10,375	$-	$(8,814)	$1,529
Issuance of common stock for compensation	720	-	-	46	-	-	46
Issuance of common stock for services	352	-	-	22	-	-	22
Issuance of common stock upon exercise of warrants	36,400	-	-	9,217	-	-	9,217
Issuance of common stock upon cashless exercise of warrants	1,383	-	-	-	-	-	-
Stock-based compensation	-	-	-	567	-	-	567
Retirement of treasury stock	-	-	32	(32)	-	-	-
Net loss	-	-	-	-	-	(2,414)	(2,414)
Balance as of June 30, 2025	189,408	$-	$-	$20,195	$-	$(11,228)	$8,967
Issuance of common stock in asset acquisition of Nakamoto Holdings	558,029	1	-	24,999	-	-	25,000
Issuance of common stock in connection with PIPE Financings	8,654,806	9	-	521,376	-	-	521,385
Issuance of common stock in connection with At-the-Market Offering	34,059	-	-	5,660	-	-	5,660
Issuance of common stock in connection with acquisition of intangible assets	6,826	-	-	1,077	-	-	1,077
Issuance of common stock upon exercise of Pre-Funded Warrants	1,232,450	1	-	(1)	-	-	-
Issuance of common stock upon vesting of stock grants	3,244	-	-	-	-	-	-
Stock-based compensation	-	-	-	1,509	-	-	1,509
Net loss	-	-	-	-	-	(86,036)	(86,036)
Balance as of September 30, 2025	10,678,822	$11	$-	$574,815	$-	$(97,264)	$477,562

NAKAMOTO INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, CONTINUED
(UNAUDITED)

	Common Stock		Treasury Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2025	10,948,658	$11	$(749)	$575,000	$-	$(60,005)	$514,257
Issuance of common stock and options in acquisition of BTC Inc	5,459,304	5	-	83,507	-	-	83,512
Issuance of common stock in acquisition of UTXO	595,842	1	-	6,572	-	-	6,573
Issuance of common stock upon cashless exercise of warrants	250,000	-	-	-	-	-	-
Issuance of common stock upon vesting of stock grant	15,000	-	-	155	-	-	155
Stock-based compensation	-	-	-	1,607	-	-	1,607
Common stock cancellation	(10,150)	-	-	-	-	-	-
Treasury stock repurchase and retirement	(8,198)	-	749	(872)	-	-	(123)
Foreign currency translation adjustments	-	-	-	-	(131)	-	(131)
Net loss	-	-	-	-	-	(238,776)	(238,776)
Balance as of March 31, 2026	17,250,456	$17	$-	$665,969	$(131)	$(298,781)	$367,074
Issuance of common stock upon cashless exercise of warrants	450,000	1	-	-	-	-	1
Issuance of common stock upon exercise of options	194,578	-	-	194	-	-	194
Stock-based compensation	-	-	-	2,232	-	-	2,232
Cash paid in lieu of fractional shares	(91)	-	-	(1)	-	-	(1)
Foreign currency translation adjustments	-	-	-	-	(91)	-	(91)
Net loss	-	-	-	-	-	(132,997)	(132,997)
Balance as of June 30, 2026	17,894,943	$18	$-	$668,394	$(222)	$(431,778)	$236,412
Issuance of common stock to former BTC Inc stockholders upon receipt of letter of transmittal	367,536	-	-	-	-	-	-
Issuance of common stock for UTXO working capital adjustment	6	-	-	-	-	-	-
Cancellation of common stock for BTC Inc. working capital adjustment	(8,049)	-	-	-	-	-	-
Issuance of common stock upon vesting of stock grants	92,037	-	-	-	-	-	-
Stock-based compensation	-	-	-	2,165	-	-	2,165
Foreign currency translation adjustments	-	-	-	-	154	-	154
Net income	-	-	-	-	-	85,547	85,547
Balance as of September 30, 2026	18,346,473	$18	$-	$670,559	$(68)	$(346,231)	$324,278
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

NAKAMOTO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollars in thousands)	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025

Cash flows from operating activities:
Net loss	$(286,226)	$(89,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss before provision for income taxes from discontinued operations	3,118	7,259
Stock-based compensation	6,004	646
Depreciation and amortization	5,831	-
Deferred income tax benefit	(18,652)	-
Impairment of goodwill	105,176	-
Interest and other fees paid in digital assets	12,139	-
Net derivative revenue	(5,704)	-
Change in fair value of digital assets	40,815	23,648
(Gain) loss on investments	6,576	(930)
Change in fair value of call option asset-related party	107,744	(21,845)
Loss on acquisition of Nakamoto Holdings	-	59,754
Loss on extinguishment of debt	-	14,454
Other	314	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	8,130	(2,806)
Digital assets	(2,806)	-
Other non-current assets	(712)	-
Purchases of Bitcoin derivatives	(16,400)	-
Accounts payable and accrued expenses	(11,540)	(1,669)
Contract liabilities	(13,670)	-
Proceeds from sale of Bitcoin derivatives	26,508	-
Other non-current liabilities	400	-
Net cash used in operating activities from continuing operations	(32,955)	(10,977)
Net cash used in operating activities from discontinued operations	(3,867)	(4,968)
Net cash used in operating activities	(36,822)	(15,945)

Cash flows from investing activities:
Proceeds from sale of digital assets	35,577	40,000
Proceeds from investments	11,140	-
Cash acquired in business combinations	8,674	189
Purchase of digital assets	(9,628)	(678,958)
Investments in unconsolidated affiliates	-	(45,008)
Purchase of property and equipment	(583)	-
Other	(242)	-
Net cash provided by (used in) investing activities from continuing operations	44,938	(683,777)
Net cash used in investing activities from discontinued operations	-	(2,524)
Net cash provided by (used in) investing activities	44,938	(686,301)

NAKAMOTO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(Dollars in thousands)	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Cash flows from financing activities:
Proceeds from exercise of stock options	194	-
Net proceeds from issuance of notes payable	-	191,850
Proceeds from loan payable	-	203,018
Proceeds from issuance of common stock related to PIPE Financings	-	518,080
Proceeds from issuance of common stock issued At-the-Market Offering	-	5,660
Repurchase of treasury stock	(561)	-
Repayments of notes payable	(9,399)	(500)
Repayments of convertible notes payable	-	(203,000)
Net cash provided by (used in) financing activities from continuing operations	(9,766)	715,108
Net cash provided by financing activities from discontinued operations	-	9,049
Net cash provided by (used in) financing activities	(9,766)	724,157

Net change in cash and cash equivalents	(1,650)	21,911

Cash and cash equivalents - beginning of period	21,070	2,274

Cash and cash equivalents - end of period	$19,420	$24,185

Supplemental cash flow information:
Cash paid for:
Interest	$2,400	$-
Income taxes	-	-
Non-cash investing and financing activities:
Issuance of common stock and options for BTC Inc acquisition	$83,512	$-
Issuance of common stock for UTXO acquisition	6,573	-
Repayment of note payable in USDT	35,601	-
Contribution of Metaplanet investment to 210k Capital, LP	5,481	-
Issuance of common stock for Nakamoto Holdings acquisition	-	25,000
Issuance of common stock for Convert Fee Shares	-	3,304
Issuance of digital assets and common stock for intangible asset acquisition	-	3,009
Debt discounts on notes payable	-	11,454
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

NAKAMOTO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026 (UNAUDITED)
NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS
Nakamoto Inc., formerly known as Kindly MD, Inc., is, with its subsidiaries, a Bitcoin operating company with media, asset management, and advisory capabilities, together with a Bitcoin treasury (“Nakamoto,” “the Company,” “we,” “our,” or “us”). Through its ecosystem-wide presence, Nakamoto seeks to provide investors with exposure to Bitcoin’s global growth.
Nakamoto was formed in 2019 as a healthcare company and we began our transformation into a Bitcoin operating company in August 2025, with the merger between Nakamoto Holdings Inc. (“Nakamoto Holdings”) and Kindly MD, Inc. On December 17, 2025, we converted from a Utah corporation to a Delaware corporation, and on January 21, 2026, we changed our name to Nakamoto Inc.
During the three months ended March 31, 2026, we completed the acquisitions of both (i) BTC Inc. (“BTC Inc”), a Delaware corporation established in 2013 and headquartered in Nashville, Tennessee, which operates a Bitcoin-focused media and events company that publishes Bitcoin Magazine and produces the Bitcoin Conference, and (ii) UTXO Management GP, LLC (“UTXO”), a Tennessee limited liability company formed in 2019, which serves as the general partner and investment manager of multiple digital asset-focused funds. See Note 3 — Business Combinations for a full description of these transactions and the related accounting.
Reverse Stock Split
On May 22, 2026, we effected a 1-for-40 reverse stock split of our common stock. Every 40 shares of issued and outstanding common stock were reclassified as one share of common stock. The reverse stock split had no impact on the par value of our common stock ($0.001 per share) or the authorized number of shares of common stock. No fractional shares were issued from the reverse stock split. Stockholders who otherwise would be entitled to receive a fractional share in connection with the reverse stock split received a cash payment in lieu thereof. All share and per share information in these condensed consolidated unaudited financial statements has been retroactively adjusted to reflect the reverse stock split for all periods.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2026 (“Form 10-K”). The following policies are either new to the Company as a result of the BTC Inc and UTXO acquisitions completed during the nine months ended September 30, 2026, or have been updated to reflect changes in the current period.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated unaudited financial statements of Nakamoto have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8 of Regulation S-X and the related rules and regulations of the SEC. These interim condensed financial statements should be read in conjunction with those audited consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting of normal recurring accruals, have been made. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the entire year.
Reclassifications
Certain reclassifications within the balance sheets and statements of comprehensive income (loss) have been made to the prior period’s financial statements to conform to the current period financial statement presentation. There is no impact in total on the results of operations and cash flows in all periods presented.
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
Consistent with our Bitcoin-focused business strategy, in which the active management of our Bitcoin treasury through option contracts constitutes an ongoing component of our operations, realized and unrealized gains and losses on Bitcoin derivative instruments are presented net within the condensed consolidated statements of comprehensive income (loss) under derivative revenue.
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
Segments
We identify reporting segments based on how the chief operating decision maker (“CODM”) regularly reviews financial information to allocate resources and assess performance. Our CODM, who is our Chief Operating Officer, reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues and operating income by our three reportable segments: Media & Information Services, Asset Management, and Bitcoin Operations. Corporate overhead is reported separately as Other. During the second quarter of 2026, we wound down our legacy healthcare operations and all results are classified as discontinued operations. See Note 12 — Discontinued Operations and Note 14 — Segment Information for additional information.
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
Media Revenue
Media revenue consists of revenue generated from events, digital, and physical revenue streams.

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
Physical Revenue: We derive physical revenue from the sale of physical merchandise, physical publications, and print advertising. Physical merchandise includes books, artwork, and other goods sold through our online and onsite stores. Print advertising revenue is recognized over the advertising period. Amounts billed or collected in advance of publication or delivery are recorded as contract liabilities and recognized as revenue when the publication is distributed or the goods are delivered.
Advisory Revenue
We generate advisory revenue through corporate subscription services, consulting engagements, and marketing efforts. Corporate subscription contracts provide customers with access to curated Bitcoin research, policy intelligence, and executive education content over a defined contract term, typically ranging from twelve to twenty-four months. These contracts represent a single stand-ready performance obligation satisfied ratably over the subscription period, and revenue is recognized on a straight-line basis over the contract terms in accordance with ASC 606-10-25. Amounts invoiced or collected in advance of the subscription period are recorded as contract liabilities and recognized as revenue as the performance obligation is satisfied.
Advisory revenue is derived from bespoke advisory engagements with corporate clients pursuing Bitcoin treasury and strategy initiatives. Each consulting engagement is evaluated to identify the distinct performance obligations within the contract. Where an engagement comprises a single deliverable or a series of related services that are substantially the same and have the same pattern of transfer, the arrangement is treated as a single performance obligation recognized at the point in time the service is delivered or, where services are rendered over a defined period, ratably over that period. Variable consideration, if any, is estimated using the most likely amount method and included in the transaction price to the extent it is probable that a significant reversal will not occur.

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
We receive a management fee for our services of up to 2.0% annually of the Net Asset Value (“NAV”) of a limited partner’s capital account for 210k Capital and receive a management fee for our services of up to 2.0% annually of the capital contributions of a limited partner’s capital account for Bitcoin Ecosystem. The management fees for 210k Capital are generally earned on a monthly basis and the management fees for Bitcoin Ecosystem are generally earned on a quarterly basis.
Performance Fee Income: We recognize performance fee income based on each of the Funds’ investment performance. The performance-based income arises from our role as investment manager and General Partner of each of the Funds. The performance obligation is satisfied over time as we achieve specific benchmarks and thresholds through each of the Funds as detailed below.
For 210k Capital, performance fees are generally recognized only when the NAV of a limited partner’s capital account exceeds the highest NAV previously allocated to that account measured at the end of a fiscal year (the “High Water Mark”). If a limited partner experiences a net decrease in the NAV of its respective capital account as of the end of any fiscal year, the amount of the decrease after deduction of management fees will be carried forward (the “Loss Carryforward”). This Loss Carryforward must be recovered in future periods before a performance allocation is earned.
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
For Bitcoin Ecosystem, performance fee income (“Carried Interest”) is determined under a distribution waterfall whereby:(i) limited partners first receive distributions equal to their capital contributions; (ii) thereafter, remaining returns are allocated 80% to limited partners and 20% to us until a 3.0x return threshold is reached; (iii) then 75% to limited partners and 25% to us until a 5.0x return threshold; and (iv) thereafter 70% to limited partners and 30% to us.
Carried Interest is earned based on the Bitcoin Ecosystem distribution waterfall and is contingent upon the achievement of specified return thresholds. We treat Carried Interest as variable consideration and recognize it only to the extent it is probable that a significant reversal will not occur, with such assessment performed at each reporting period.
Revenue Outside the Scope of ASC 606 – Derivative Revenue
Income from put and call option contracts on Bitcoin that meet the definition of a derivative instrument is outside the scope of ASC 606 and is accounted for under ASC 815, Derivatives and Hedging. The income is presented as revenue in our condensed consolidated statements of comprehensive income (loss) as we believe it would satisfy the definition of revenue as included in the ASC master glossary. These derivative contracts are measured at fair value, with realized and unrealized changes in fair value recognized in earnings as they occur. See Note 8 — Derivative Instruments for additional information regarding our derivative instruments.

Cost of Revenue
Cost of revenue consists of the direct costs of producing our events, digital content and print content along with costs associated with managing our derivative strategy. For our produced events, cost of revenue includes event production, venue and facility costs, audio and visual services, event security, speaker and content fees and other costs incurred directly to deliver each event. Costs directly attributable to an event are recognized in the period in which the event occurs and amounts paid before the event are recorded as prepaid expenses until that time. Cost of revenue excludes compensation, general and administrative expenses and depreciation and amortization, which are presented separately in operating expenses.

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

Our provision for income taxes was $2.8 million in the three months ended September 30, 2026, representing an effective income tax rate of 3.1%. The effective tax rate for the three months ended September 30, 2026, is primarily driven by a decrease in the valuation allowance and an increase in state income taxes. Our benefit from income taxes was $18.7 million in the nine months ended September 30, 2026, representing an effective income tax rate of 6.2%. The effective tax rate for the nine months ended September 30, 2026, is primarily driven by an increase to the valuation allowance and an unfavorable permanent item related to goodwill impairment. Our benefit from income taxes in both the three and nine months ended September 30, 2025 was zero as the benefit was fully offset by valuation allowances.
Discontinued Operations

We account for discontinued operations in accordance with ASC 205-20, Discontinued Operations. We report the disposal of a component, or a group of components, as a discontinued operation when the disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results. A disposal may be effected by sale, by meeting the criteria to be classified as held for sale, or by other means, such as abandonment. The results of operations of a discontinued operation, less applicable income taxes, are reported as a separate component of net loss for all periods presented, and prior periods are retrospectively reclassified to conform to discontinued operations presentation. General corporate overhead is not allocated to discontinued operations. See Note 12 — Discontinued Operations for additional information.
Variable Interest Entities
We hold a variable interest in certain funds including 210k Capital and Bitcoin Ecosystem, which are considered variable interest entities (“VIEs”). We consolidate entities that meet the definition of a VIE if we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and who has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We are not considered the primary beneficiary for either 210k Capital or Bitcoin Ecosystem and neither fund is consolidated by us. As of September 30, 2026, we hold investments in non-consolidated VIEs totaling $6.3 million and have receivables totaling $0.3 million. Total assets held by the non-consolidated VIEs are approximately $124.0 million.

Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption presented on the statement of operations. The standard also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. We are currently evaluating the impact this standard will have on our consolidated financial statements.
We currently believe there are no other issued and not yet effective accounting standards that are materially relevant to our interim condensed consolidated unaudited financial statements.
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
Upon consummation of the BTC Merger on the terms and conditions set forth in the BTC Merger Agreement, the holders of BTC Inc common and preferred stock received the right to receive 6,497,155 shares of our common stock (“Common Stock”), par value $0.001 per share (“BTC Merger Shares”) and we reserved 1,960,675 shares of Common Stock for issuance in connection with fully-vested BTC Inc stock options assumed by us (“BTC Stock Options” together with the BTC Merger Shares, the “BTC Consideration”).
Pursuant to the BTC Merger Agreement, 620,885 shares of our Common Stock were withheld from the BTC Consideration and will be available to offset any post-closing adjustments to the BTC Consideration and to support indemnification obligations (the “BTC Holdback Shares”). Certain stockholders of BTC Inc will receive their pro rata portions of the BTC Holdback Shares subject to the conditions in accordance with the BTC Merger Agreement. All of the remaining 5,876,270 shares of our Common Stock to be issued are dependent upon our receipt of letters of transmittal from former BTC Inc stockholders (“Letter of Transmittal Shares”).
In the three months ended September 30, 2026, 8,049 shares of Common Stock, 4,464 BTC Holdback Shares and 573 Letter of Transmittal Shares were all forfeited as part of the final BTC Inc closing statement settlement. As of September 30, 2026, there are 616,421 BTC Holdback Shares remaining. As of September 30, 2026, we have received letters of transmittal representing 5,826,840 shares of Common Stock, which includes letters of transmittal representing 367,536 shares of Common Stock received in the three months ended September 30, 2026, and we have issued shares of Common Stock to those former BTC Inc stockholders. As of September 30, 2026, 48,857 Letter of Transmittal Shares remain subject to receipt and subsequent issuance of Common Stock.
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

The components of consideration used to measure goodwill are as follows (in thousands):

Fair Value
Fair value of common stock including Letter of Transmittal Shares and BTC Holdback Shares (6,497,155 shares at $9.928 per share)	$64,504
Fair value of pre-combination BTC Stock Options assumed	19,008
Allocated portion of the acquisition date fair value of our previously held call option (see “Previously Held Call Option” below)	45,088
Total fair value used to measure goodwill	$128,600
Previously Held Call Option
Prior to the Closing Date, we held a call option on the equity interests of BTC Inc, which was accounted for as a derivative instrument in accordance with ASC 815, Derivatives and Hedging, and measured at fair value with changes in fair value recognized in change in fair value of call option – related party in the condensed consolidated statements of comprehensive income (loss). On December 31, 2025, the fair value of the call option was $199.1 million. During the period from January 1, 2026, through the Closing Date, we recognized a loss of $107.7 million in change in fair value of the call option, reducing the fair value to $91.3 million immediately prior to the Closing Date.
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
The acquisition date fair value of the call option was measured based on the intrinsic value of the option at exercise. The acquisition date fair value of BTC Inc’s equity interests of $128.6 million and the acquisition date fair value of UTXO’s interest of $52.8 million were determined by an independent third-party valuation specialist. As the call option was exercised on the Closing Date with no remaining time value, the intrinsic value approach is consistent with the fair value of the call option under ASC 820. The underlying equity valuations reflect significant unobservable (Level 3) inputs as defined in ASC 820.
Preliminary Purchase Price Allocation – BTC Inc
Our preliminary allocation of the acquisition price is based on our preliminary estimate of fair value for each of the acquired assets and liabilities. Such amounts are subject to revision as additional information about fair values of assets and liabilities becomes available. Subsequent to March 31, 2026, we refined the preliminary estimated fair value of certain net assets acquired primarily including an increase in deferred tax liabilities of $15.4 million, an increase in accounts payable and accrued expenses of $2.1 million, a decrease in intangible assets of $6.3 million and an increase in contract liabilities current of $0.2 million. The offset to these measurement period adjustments was to goodwill, which increased by $23.9 million. We recognized the effect of these measurement period adjustments in the second and third quarters of 2026 and did not revise amounts reported in prior periods. The effect of the adjustment on amortization expense applicable to prior periods was not material. The following table summarizes the preliminary allocation of the fair value of consideration to the assets acquired and liabilities assumed as of the Closing Date (in thousands):

Preliminary Fair Value
Cash and cash equivalents	$8,636
Prepaid expenses	7,431
Other current assets	5,171
Digital assets	86
Investments	450
Intangible assets	63,053
Other non-current assets	47
Total assets acquired (excluding goodwill)	84,874

Accounts payable and accrued expenses	(14,946)
Contract liabilities current	(19,180)
Deferred tax liabilities	(15,448)
Contract liabilities non-current	(1,417)
Net identifiable assets acquired	33,883
Goodwill	94,717
Total fair value used to measure goodwill	$128,600
The preliminary fair values and weighted-average useful lives of identifiable intangible assets acquired are as follows (in thousands):

	Preliminary Fair Value	Weighted-Average Useful Life
Trade names	$59,763	10 years
Collaboration agreements	2,485	9 years
Customer relationships	805	8 years
Total	$63,053
The fair value measurements of intangible assets reflect significant unobservable (Level 3) inputs as defined in ASC 820. No residual value has been assigned to these intangible assets and they do not contain material renewal or extension provisions.
Goodwill
We recognized preliminary goodwill of $94.7 million as a result of the BTC Merger. None of the goodwill recognized is expected to be deductible for income tax purposes. All of the goodwill has been assigned to the Media & Information Services reporting unit.

Revenue and Earnings of BTC Inc Since the Closing Date
The amounts of revenue and pre-tax net loss of BTC Inc, included in our condensed consolidated statement of comprehensive income (loss) from the Closing Date for the three and nine months ended September 30, 2026, were as follows (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Revenue (1)	$3,824	$29,799
Pre-tax net loss (1) (2)	$(5,481)	$(83,792)
(1)Includes $0.5 million for the three months ended September 30, 2026, and $0.9 million for the nine months ended September 30, 2026, of intercompany revenue that is eliminated on a consolidated Nakamoto basis.
(2)Pre-tax net loss in the nine months ended September 30, 2026, includes an $80.6 million goodwill impairment charge (see Note 6 — Intangible Assets and Goodwill).
Acquisition of UTXO Management GP, LLC
On February 20, 2026, concurrent with the Closing of the BTC Merger (see above), we completed the UTXO Acquisition. In connection with the Closing, we issued an aggregate of 662,046 shares of Common Stock (the “UTXO Consideration”), of which 66,204 shares were withheld from the UTXO Consideration to support indemnification obligations (the “UTXO Holdback Shares”). Certain equity holders of UTXO will receive their pro rata portion of the UTXO Holdback Shares subject to the conditions in and in accordance with the Agreement and Plan of Merger dated February 16, 2026, by and among Nakamoto, UTXO GP Merger Sub, LLC, a Tennessee limited liability company and a wholly-owned subsidiary of Nakamoto, UTXO, David Bailey, in his individual capacity, Tyler Evans, in his individual capacity, and the equityholder representative party thereto.
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
The components of consideration used to measure goodwill are as follows (in thousands):

Fair Value
Fair value of UTXO Consideration (662,046 shares at $9.928 per share)	$6,573
Allocated portion of the acquisition date fair value of our previously held call option (see “Previously Held Call Option” above)	46,227
Total fair value used to measure goodwill	$52,800
Preliminary Purchase Price Allocation - UTXO
Our preliminary allocation of the acquisition price is based on our preliminary estimate of fair value for each of the acquired assets and liabilities. Such amounts are subject to revision as additional information about fair values of assets and liabilities becomes available. Subsequent to March 31, 2026, we refined the preliminary estimated fair value of certain net assets primarily including an increase of deferred tax liabilities of $7.5 million, an increase of intangible assets of $0.9 million, a decrease in other current assets of $0.2 million, a decrease in cash of $0.1 million, a decrease in accounts payable and other current liabilities of $0.1 million and a decrease in investments of $0.1 million. The offset to these measurement period adjustments was primarily to goodwill, which increased by $6.9 million. We recognized the effect of this measurement period adjustment in the second and third quarters of 2026 and did not revise amounts reported in prior periods. The effect of the adjustment on amortization expense applicable to prior periods was not material. The following table summarizes the preliminary allocation of the fair value of consideration to the assets acquired and liabilities assumed as of the Closing Date (in thousands):

Preliminary Fair Value
Cash and cash equivalents	$38
Prepaid expenses	53
Other current assets	684
Investments	12
Intangible assets	30,806
Total assets acquired (excluding goodwill)	31,593

Accounts payable and other current liabilities	(887)
Deferred tax liabilities	(7,547)
Net identifiable assets acquired	23,159
Goodwill	29,641
Total fair value used to measure goodwill	$52,800
The preliminary fair values and weighted-average useful lives of identifiable intangible assets acquired are as follows (in thousands):

	Preliminary Fair Value	Weighted-Average Useful Life
Trade names	$1,628	10 years
Management contracts	29,178	10 years
Total	$30,806
The fair value measurements of intangible assets reflect significant unobservable (Level 3) inputs as defined in ASC 820. No residual value has been assigned to these intangible assets and they do not contain material renewal or extension provisions.
Goodwill
We recognized preliminary goodwill of $29.6 million as a result of the UTXO Acquisition. None of the goodwill recognized is expected to be deductible for income tax purposes. All of the goodwill has been assigned to the Asset Management reporting unit.
Revenue and Earnings of UTXO Since the Closing Date
The amounts of revenue and pre-tax net loss of UTXO, included in our condensed consolidated statement of comprehensive income (loss) from the Closing Date for the three and nine months ended September 30, 2026, were as follows (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Revenue	$482	$1,157
Pre-tax net loss (1) (2)	$(1,752)	$(27,833)
(1)Includes $0.1 million for the three months ended September 30, 2026 and $0.2 million for the nine months ended September 30, 2026, of intercompany operating expense that is eliminated on a consolidated Nakamoto basis.

(2)Pre-tax net loss in the nine months ended September 30, 2026, includes a $24.6 million goodwill impairment charge (see Note 6 — Intangible Assets and Goodwill).
Acquisition-Related Costs
We incurred acquisition-related costs of $0.0 million and $6.1 million during the three and nine months ended September 30, 2026, respectively, related to both the BTC Merger and UTXO Acquisition. The acquisition-related costs consist primarily of advisory, legal, valuation, and due diligence fees, which are included in general and administrative expenses in the condensed consolidated statement of comprehensive income (loss).
Supplemental Pro Forma Information (Unaudited)
The following unaudited supplemental pro forma information presents our combined results of operations from continuing operations as though the BTC Merger and UTXO Acquisition had occurred on January 1, 2025. The pro forma results reflect adjustments directly attributable to the BTC Merger and UTXO Acquisition that are factually supportable, including additional amortization of acquired intangible assets, reversal of nonrecurring acquisition-related costs and reversal of the portion of the change in fair value of the call option allocated to the BTC Merger and UTXO Acquisition. The pro forma information is not necessarily indicative of results that would have been achieved had the BTC Merger and UTXO Acquisition been completed on January 1, 2025, nor is it indicative of future results (in thousands):

	Nine Months Ended September 30,
	2026	2025
Revenue	$37,391	$67,079
Pre-tax loss from continuing operations	$(193,332)	$(82,502)
Pro forma pre-tax net loss from continuing operations for the nine months ended September 30, 2026, was adjusted to (i) exclude $6.1 million of acquisition-related costs incurred during the period, (ii) exclude $107.7 million loss on change in fair value of the call option, and (iii) include intangible asset amortization expense prior to the BTC Inc and UTXO acquisitions of $1.3 million.
Pro forma pre-tax net loss from continuing operations for the nine months ended September 30, 2025, was adjusted to (i) exclude a $21.8 million gain on change in fair value of the call option and (ii) include $7.1 million of amortization expense associated with intangible assets acquired in the BTC Inc and UTXO acquisitions.
NOTE 4 — DIGITAL ASSETS
Digital assets consisted of the following on September 30, 2026 (in thousands, except for digital asset units):

	September 30, 2026
Digital assets held:	Units	Cost Basis	Fair Value
Bitcoin	4,283	$506,325	$357,874
USDT	21,462	21	21
USDC	20,551	21	21
Total digital assets			$357,916
As of September 30, 2026, 3,030 of our 4,283 Bitcoin were pledged as collateral in connection with an outstanding loan with a third-party lender (see Note 7 — Debt). On September 30, 2026, the Company’s pledged collateral decreased by 775 Bitcoin due to the increase in Bitcoin price in the third quarter. The pledged Bitcoin cannot be rehypothecated, loaned, or sold by the lender under the terms of the collateral arrangement. The remaining Bitcoin is primarily held with third-party custodians. All of the Bitcoin is considered under our control.
The fair value of the pledged Bitcoin subject to this contractual sale restriction was approximately $253.2 million. The restriction remains in effect through the partial maturity of the loan on June 30, 2027, and a portion is restricted through the remaining maturity of the loan on December 4, 2027. The restriction would lapse upon full repayment of the outstanding balance. On November 11, 2026, the Company extended the maturity of 60.0 million USDT of its 165.0 million USDT Payward Interactive, Inc. (“Kraken”) loan facility from December 4, 2026, to December 4, 2027.

NOTE 5 — INVESTMENTS
Treasury B.V.
On September 4, 2025, Nakamoto Holdings, our wholly owned subsidiary, made an investment in Treasury B.V. through Stichting Administratiekantoor Treasury (“Stichting”), which issued depository receipts representing underlying ordinary shares of Treasury B.V. (the “Minority Investment”).
We own approximately 31.9% of the outstanding equity interests in Stichting and, on a look-through basis, approximately 27.6% of Treasury B.V. Based on our ownership interest and governance rights obtained through the Minority Investment, we have concluded that we have the ability to exercise significant influence over Treasury B.V.’s operating and financial policies. Accordingly, we account for our investment under the equity method in accordance with ASC 323.
Under the equity method, we recognize our proportionate share of Treasury B.V.’s net income or loss in our Bitcoin Operations reportable segment on a one-month lag based on financial information provided by Treasury B.V. Prior to the third quarter of 2026, we recognized our proportionate share of Treasury B.V.'s net income or loss on a three-month lag. Beginning in the third quarter of 2026, we began receiving financial statements on a more timely basis and have moved to reporting on a one-month lag. The change in lag is considered a change in accounting principle under ASC 250. We consider the one-month lag to be preferable as it provides users of our financial statements more timely information on the underlying results from our investments. We evaluated the effects on our previously issued financial statements and determined that the impact was immaterial and as a result recognized the catchup adjustment during the third quarter.
For the three and nine months ended September 30, 2026, we recorded an equity method gain of $0.9 million and an equity method loss of $4.9 million, respectively, in (gain) loss on investments in the condensed consolidated statements of comprehensive income (loss). In addition, for the three and nine months ended September 30, 2026, we recorded a foreign currency translation gain of $0.2 million and a foreign currency translation loss of $0.1 million, respectively, which is included in other comprehensive income (loss) in the condensed consolidated statements of comprehensive income (loss).
As of September 30, 2026, the carrying amount of our investment is $10.0 million.
Metaplanet Inc.
On September 9, 2025, Nakamoto Holdings made an investment in Metaplanet Inc. (“Metaplanet”), a related party of Nakamoto. Metaplanet is a corporation organized under the laws of Japan. During the three and nine months ended September 30, 2026, we recognized a total realized and unrealized loss on our investment in Metaplanet stock of $0.0 million and $3.9 million, respectively, which is included in (gain) loss on investments on the condensed consolidated statements of comprehensive income (loss).
During the nine months ended September 30, 2026, we sold 5.0 million shares of Metaplanet stock, at a weighted-average fair value of $2.26 per share, generating net cash proceeds of $11.1 million after fees. On June 1, 2026, we contributed our remaining 3.0 million shares of Metaplanet stock to 210k Capital and received a limited partnership interest in 210k Capital. The fair value of the Metaplanet stock at the time of contribution was $5.5 million. These transactions resulted in a realized loss for the nine months ended September 30, 2026, of $13.2 million.
We accounted for our investment in Metaplanet stock at fair value, with the changes in fair value recognized in net income in accordance with ASC 321, as the shares had a readily determinable fair value based on quoted market prices on the Tokyo Stock Exchange. As of September 30, 2026, we no longer held any shares in Metaplanet.
210k Capital
On June 1, 2026, we contributed our investment in Metaplanet to 210k Capital, a related party of Nakamoto, and in return received a limited partnership interest in 210k Capital. The initial investment was valued at $5.5 million on June 1, 2026. We account for our investment in 210k Capital based on the net asset value of the 210k Capital fund. We can generally redeem our investment in 210k Capital at the end of any calendar quarter with at least 60 days’ prior notice.
During the three months and nine months ended September 30, 2026, we recorded an unrealized gain on our investment in the 210k Capital fund of $0.9 million and $0.6 million, respectively, which is included in (gain) loss on investments on the condensed consolidated statements of comprehensive income (loss). As of September 30, 2026, we own approximately 6.0% of the 210k Capital fund and the carrying amount of our investment is $6.1 million.

RTB Digital
As part of the BTC Inc acquisition, we acquired a minority equity investment in Roundtable Media, LLC (“Roundtable Media”) that was valued at $0.3 million. On May 13, 2026, Roundtable Media completed a reverse merger with RYVYL Inc. and began trading as RTB Digital, Inc. (“RTB Digital”) on Nasdaq. We received shares of the newly public company and own approximately 1.5% of RTB Digital. Our shares in RTB Digital have transfer restrictions that are released in four equal tranches of 25% on May 13, 2027, August 13, 2027, November 13, 2027, and February 13, 2028.
During the three and nine months ended September 30, 2026, we recorded an unrealized loss of $1.3 million and an unrealized gain of $1.6 million, respectively, which is included in (gain) loss on investments on the condensed consolidated statements of comprehensive income (loss). As of September 30, 2026, our investment in RTB Digital had a carrying amount of $1.9 million.
NOTE 6 — INTANGIBLE ASSETS AND GOODWILL
Definite-lived Intangible Assets
Our definite-lived intangible assets consist of trade names, management contracts, collaboration agreements and customer relationships, all of which are subject to amortization over their estimated useful lives.
The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of intangible assets as of September 30, 2026 (in thousands):

	Weighted Average Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	10	$61,391	$(3,746)	$57,645
Management contracts	10	29,178	(1,780)	27,398
Collaboration agreements	9	2,485	(225)	2,260
Customer relationships	8	805	(61)	744
Total		$93,859	$(5,812)	$88,047
The gross carrying amount of the above definite-lived intangible assets reflects measurement period adjustments recorded in the second and third quarters of 2026, which decreased the preliminary estimated fair value assigned to identifiable intangible assets by an aggregate of $5.4 million (see Note 3 — Business Combinations). Accumulated amortization reflects amortization on the revised basis as if the adjustment had been recognized as of the acquisition date.
Amortization expense for intangible assets was $2.3 million and $5.8 million, respectively, for the three and nine months ended September 30, 2026, and is included in depreciation and amortization expense in the condensed consolidated statements of comprehensive income (loss).
Estimated aggregate amortization expense for intangible assets as of September 30, 2026, is as follows (in thousands):

Year	Estimated Amortization Expense
2026 (remainder)	$2,382
2027	9,526
2028	9,397
2029	9,376
2030	9,376
Thereafter	47,990
Total	$88,047

Indefinite-lived Intangible Assets
Our indefinite-lived intangible assets consist of a domain name with a carrying amount of $3.0 million as of September 30, 2026. The asset is not subject to amortization and is evaluated for impairment annually or more frequently if events or changes in circumstances indicate that it may be impaired. There was no impairment recognized during the three and nine months ended September 30, 2026.
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2026, are as follows (in thousands):

	Media & Information Services	Asset Management	Total
Goodwill, as of December 31, 2025	$-	$-	$-
Goodwill acquired during the period (Note 3)	70,800	22,706	93,506
Measurement period adjustments (Note 3)	23,917	6,935	30,852
Goodwill impairment	(80,595)	(24,581)	(105,176)
Goodwill, as of September 30, 2026	$14,122	$5,060	$19,182
Goodwill recognized during the nine months ended September 30, 2026, relates to acquisitions described in Note 3 — Business Combinations, and is preliminary while the measurement period remains open. During the second and third quarters of 2026, goodwill increased by $30.9 million as a result of measurement period adjustments to the preliminary estimated fair value of net assets acquired in the BTC Inc and UTXO acquisitions (see Note 3 — Business Combinations). We recognized these adjustments in the second and third quarters and did not revise amounts reported in prior periods.
We evaluate goodwill for impairment annually on November 1, or more frequently if events or changes in circumstances indicate that the asset may be impaired. On June 30, 2026, we tested both the Media & Information Services and Asset Management reporting unit goodwill balances for impairment due primarily to stock price declines as well as a decrease in the price of Bitcoin. In the three months ended September 30, 2026, there were no additional events or circumstances that indicated any additional goodwill impairment. As a result of the goodwill impairment tests, we recognized total goodwill impairment for the three and nine months ended September 30, 2026, of $0.0 million and $105.2 million, which is included in impairment of goodwill in the condensed consolidated statements of comprehensive income (loss).
Within our Media & Information Services reporting unit, we recorded a goodwill impairment of $0.0 million and $80.6 million, respectively, in the three and nine months ended September 30, 2026. The reduction in value was primarily due to lower forecasted operating results as a result of the decline in Bitcoin price and a higher discount rate. The fair value of the Media & Information Services reporting unit was determined based on both income and market approaches. Significant assumptions used in the determination of the fair value include revenue growth, EBITDA margin, discount rate, terminal growth rate, and revenue and earnings multiples. As of September 30, 2026, the amount of goodwill after our impairment was $14.1 million for our Media & Information Services reporting unit.
Within our Asset Management reporting unit, we recorded a goodwill impairment of $0.0 million and $24.6 million in the three and nine months ended September 30, 2026. The reduction in value was primarily due to lower forecasted operating results as a result of the decline in Bitcoin price and a higher discount rate. The fair value of the Asset Management reporting unit was determined based on both income and market approaches. Significant assumptions used in the determination of the fair value include revenue growth, EBITDA margin, discount rate, terminal growth rate, and revenue multiples. As of September 30, 2026, the amount of goodwill after our impairment was $5.1 million for our Asset Management reporting unit.
NOTE 7 — DEBT
Our outstanding debt as of September 30, 2026, is $164.9 million and consists of a 60.0 million USDT note payable due to Kraken on December 4, 2026, and a 105.0 million USDT note payable due to Kraken on June 30, 2027. On November 11, 2026, the Company extended the maturity of 60.0 million USDT of its 165.0 million USDT Kraken loan facility from December 4, 2026, to December 4, 2027. As of September 30, 2026, the 60.0 million USDT due December 4, 2027, is reflected within non-current liabilities in the condensed consolidated balance sheets.

On January 30, 2026, Nakamoto Holdings entered into the First Amendment to the Master Loan Agreement (“MLA Amendment”), which amends the previous master loan agreement, dated as of December 3, 2025 by and between Nakamoto Holdings and Kraken (as amended, the “Master Loan Agreement”). The MLA Amendment amends the Master Loan Agreement to permit the funding of a designated trading wallet maintained at Kraken (the “Trading Wallet”) and to clarify that the Trading Wallet shall serve as collateral for both the obligations under the Master Loan Agreement and obligations (if any) resulting from trading activity conducted through such wallet.
On February 5, 2026, we pledged an additional 688 Bitcoin as collateral under the Master Loan Agreement to satisfy collateral maintenance requirements.
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
Following the Partial Repayment, Nakamoto Holdings and Kraken entered into a subsequent loan term sheet on June 5, 2026 (the “June Term Sheet”), under the Master Loan Agreement. The June Term Sheet supersedes in its entirety the Restructured Loan Term Sheet, and the loans issued under the Restructured Loan Term Sheet are deemed repaid and the outstanding principal balance thereunder is deemed to be transferred to Nakamoto Holdings pursuant to the June Term Sheet, without the need for any notice or actual transfer of loaned digital currency. Pursuant to the June Term Sheet, Nakamoto Holdings borrowed a fixed-term loan in a principal amount of 165.0 million USDT (the “June Loan”), which reflects the reduced principal balance of the Restructured Loan following the Partial Repayment. The June Loan was scheduled to mature in two tranches: 60.0 million USDT of the outstanding principal amount on December 4, 2026, and the remaining 105.0 million USDT on June 30, 2027. The maturity of the 60.0 million USDT tranche was subsequently extended to December 4, 2027, as described above.
The June Loan bears a loan fee of (i) 7.75% per annum during any period in which Nakamoto Holdings holds at least 2,000 Bitcoin in the Trading Wallet, and (ii) 8.00% per annum during any period in which Nakamoto Holdings holds less than 2,000 Bitcoin in the Trading Wallet. The June Loan is secured solely by Bitcoin pledged by Nakamoto Holdings to Kraken and the initial collateral required to secure the June Loan was 3,805 Bitcoin. On September 30, 2026, we received 775 Bitcoin from the pledged collateral under the Master Loan Agreement (see Note 4 — Digital Assets). Nakamoto Holdings has the right to pay down the June Loan, in whole or in part, upon 30 days’ prior written notice to Kraken, with no early return penalty.
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

The following table presents the fair value of our Bitcoin derivative instruments as of September 30, 2026 (dollars in thousands):

	Balance Sheet Location	Total Bitcoin Contracts	Fair Value
Derivative assets:
Purchased call options	Current Assets	545	$1,701
Purchased put options	Current Assets	2,000	562
Total derivative assets		2,545	2,263

Derivative liabilities:
Written call options	Current Liabilities	(2,150)	(8,712)

Net derivative position		395	$(6,449)
For the three and nine months ended September 30, 2026, we recognized a net loss of $5.8 million and a net gain of $5.7 million, respectively, related to Bitcoin option contracts within derivative revenue on the condensed consolidated statements of comprehensive income (loss).
NOTE 9 — FAIR VALUE MEASUREMENTS
We measure certain assets and liabilities at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurements.
The following table presents the fair value hierarchy of our assets and liabilities measured at fair value as of September 30, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total
Digital assets	$357,916	$-	$-	$357,916
Equity securities – RTB Digital	1,888	-	-	1,888
Derivative assets	2,263	-	-	2,263
Derivative liabilities	(8,712)	-	-	(8,712)
Total (1)	$353,355	$-	$-	$353,355
(1)Excludes investments measured at fair value based on Net Asset Value (“NAV”) of $6.3 million as of September 30, 2026. We have investments in 210k Capital and Bitcoin Ecosystem funds and measure these investments based on the NAV of each of the funds at the end of each period.
Level 1 inputs consist of quoted prices in active markets for identical assets. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2026.
The following table presents the changes in Level 3 assets measured at fair value for the nine months ended September 30, 2026 (in thousands):

Call Option
Balance as of December 31, 2025	$199,060
Change in fair value recognized in earnings	(107,744)
BTC Inc and UTXO acquisition date fair value consideration (see Note 3 — Business Combinations)	(91,316)
Balance as of September 30, 2026	$-
The fair value of our notes payable approximates our carrying value as the interest rates are consistent with current market rates.

NOTE 10 — REVENUE FROM CONTRACTS WITH CUSTOMERS
Our revenues are disaggregated based on revenue type, including (i) media, (ii) advisory services, (iii) asset management, and (iv) derivatives.
Our net revenues for the three and nine months ended September 30, 2026, are disaggregated as follows (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Revenue from contracts with customers (ASC 606):
Media:
Events	$2,516	$25,715
Digital	246	678
Physical	113	483
Other	11	474
Total media	2,886	27,350
Advisory	488	1,928
Asset management:
Management fees	452	1,097
Other	30	60
Total asset management	482	1,157
Total revenue from contracts with customers	3,856	30,435
Revenue outside the scope of ASC 606:
Derivative	(5,785)	5,704
Total revenue	$(1,929)	$36,139
The disaggregation of revenue from contracts with customers presented above reflects revenue from continuing operations. Revenue from the legacy Healthcare Operations segment, which has been presented as a discontinued operation for all periods presented, is excluded from the tables above. For additional information on discontinued operations, see Note 12 — Discontinued Operations.
Contract Liabilities
Contract liabilities represent consideration received from customers in advance of our satisfaction of performance obligations and are recognized as revenue when control of the promised goods or services is transferred to customers.
The following table presents the changes in contract liabilities for the nine months ended September 30, 2026 (in thousands):

Amount
Balance as of December 31, 2025	$-
Add: contract liabilities assumed in BTC Merger (see Note 3) (1)	20,070
Measurement period adjustments (Note 3)	189
Additions	14,412
Revenue recognized (2)	(27,284)
Other	(460)
Balance as of September 30, 2026	$6,927
(1)Excludes $0.3 million of intercompany contract liabilities that were eliminated upon consolidation.

(2)Contract liabilities in the acquisition represent deferred revenue from the acquired business and were recorded in connection with the acquisition of BTC Inc. See Note 3 — Business Combinations for further details. Approximately $17.8 million, after $0.3 million of intercompany eliminations, of the total $27.3 million revenue recognized during the nine months ended September 30, 2026, related to contract liabilities assumed in the BTC Merger.
Remaining Performance Obligations
As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $6.9 million. We expect to recognize approximately $6.1 million of this revenue over the next 12 months and the remainder thereafter over the contractual terms of the underlying arrangements, which generally range from 1 – 2 years.
NOTE 11 — EARNINGS PER SHARE
Basic and diluted net income (loss) per share is calculated using the two-class method, which is an earnings calculation formula that treats participating securities as having rights to earnings that otherwise would have been available to common stockholders. The Company’s participating securities consist of tradeable and non-tradeable warrants that are convertible into common shares. These warrants contain nonforfeitable rights to participate in dividends with common stockholders.

Under the two-class method, net income (loss) is allocated between common stockholders and participating securities based on their respective rights to share in earnings. During periods of net loss, no allocation is made to participating securities because they do not have a contractual obligation to share in the losses of the Company.

Weighted-average common shares used in basic net income (loss) per share include shares issuable upon exercise of pre-funded warrants and shares issuable to former BTC Inc stockholders upon receipt of letters of transmittal and the BTC Holdback Shares and UTXO Holdback Shares.

Share and per-share amounts reflect the 1-for-40 reverse stock split effected on May 22, 2026.

The computation of basic and diluted net income (loss) per share is as follows (in thousands, except per-share amounts):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Numerator:
Income (loss) from continuing operations	$85,812	$(82,229)	$(283,108)	$(82,229)
Undistributed earnings allocated to participating securities	(52)	-	-	-
Income (loss) from continuing operations, basic	85,760	(82,229)	(283,108)	(82,229)
Undistributed earnings reallocated to participating securities	2	-	-	-
Income (loss) from continuing operations, diluted	$85,762	$(82,229)	$(283,108)	$(82,229)

Net loss from discontinued operations	$(265)	$(3,807)	$(3,118)	$(7,259)
Net income (loss), basic	$85,495	$(86,036)	$(286,226)	$(89,488)
Net income (loss), diluted	$85,497	$(86,036)	$(286,226)	$(89,488)

Denominator:
Weighted-average common shares outstanding, basic	20,138	5,077	18,699	1,806
Dilutive effect of potential common shares:
Stock options	859	-	-	-
Restricted stock units	32	-	-	-
Weighted-average common shares outstanding, diluted	21,029	5,077	18,699	1,806

Basic earnings (loss) per share:
Continuing operations	$4.26	$(16.20)	$(15.14)	$(45.53)
Discontinued operations	$(0.01)	$(0.75)	$(0.17)	$(4.02)
Net income (loss)	$4.25	$(16.95)	$(15.31)	$(49.55)

Diluted earnings (loss) per share:
Continuing operations	$4.08	$(16.20)	$(15.14)	$(45.53)
Discontinued operations	$(0.01)	$(0.75)	$(0.17)	$(4.02)
Net income (loss)	$4.07	$(16.95)	$(15.31)	$(49.55)

As of September 30, 2026, the Company had approximately 2.0 million potential shares that were excluded from the computation of diluted earnings per share for the three months ended September 30, 2026, because their inclusion would have been antidilutive. These antidilutive shares are predominantly stock options with strike prices ranging from $0.38 per share to $220.00 per share and restricted stock units that vest over time through 2030.

NOTE 12 — DISCONTINUED OPERATIONS
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
The loss recognized on the disposal of the healthcare operations includes the impairment of the right-of-use assets associated with the abandoned leases recorded in the first three months of 2026, together with severance and employee termination costs and other disposal-related costs. These expenses of $0.1 million and $1.8 million for the three and nine months ended September 30, 2026, respectively, are presented within net loss from discontinued operations on the condensed consolidated statement of comprehensive income (loss).
The healthcare operations were previously reported within our Healthcare Operations segment. As a result of the disposal, the Healthcare Operations segment is no longer presented as a continuing operation; see Note 14 — Segment Information. The results for the healthcare operations have been retrospectively reclassified and presented as discontinued operations for all periods presented in our condensed consolidated statement of comprehensive income (loss). Prior to the merger with Nakamoto Holdings in August 2025, we operated a single operating segment consisting of Healthcare Operations. All operating expenses prior to the merger with Nakamoto Holdings were previously reflected in Healthcare Operations. General corporate overhead incurred prior to the merger with Nakamoto Holdings that was not directly attributable to healthcare operations was not material. Accordingly, we report no results from continuing operations prior to the merger with Nakamoto Holdings.
The following table presents the pre-tax loss and the major classes of line items constituting the pre-tax loss of the discontinued operations for the three and nine months ended September 30, 2026, and 2025 (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenues	$-	$388	$735	$1,376

Operating expenses:
Cost of revenue	-	2	-	17
Compensation	181	1,771	2,671	4,430
General and administrative	111	1,974	730	3,688
Depreciation and amortization	-	10	33	43
(Gain) loss on change in fair value of digital assets	-	(171)	-	(132)
Total operating expenses	292	3,586	3,434	8,046

Operating loss	(292)	(3,198)	(2,699)	(6,670)

Non-operating income (expense)	27	(609)	(419)	(589)

Net loss from discontinued operations before provision for income taxes	$(265)	$(3,807)	$(3,118)	$(7,259)
There is no income tax expense or benefit for the three and nine months ended September 30, 2026, and 2025.

NOTE 13 — RELATED PARTY TRANSACTIONS
As described in Note 3 — Business Combinations, we acquired BTC Inc and UTXO during February 2026. BTC Inc and UTXO were considered related parties of Nakamoto as David Bailey, our Chief Executive Officer and Chairman of the Board of Directors (the “Board”) and Tyler Evans, our Chief Investment Officer and a member of our Board, each had significant influence over BTC Inc and UTXO through their prior ownership of and leadership positions within BTC Inc and UTXO. In connection with the review and approval of the BTC Inc and UTXO acquisitions, our Board formed a special committee comprised only of independent and disinterested directors of our Board.
As discussed further in Note 2 — Summary of Significant Accounting Policies, we earn management and performance fees from management services provided to both 210k Capital and Bitcoin Ecosystem funds. 210k Capital and Bitcoin Ecosystem funds are considered related parties as we provide management services to, and hold investments in both funds. During the three and nine months ended September 30, 2026, we earned management fees from both Funds totaling $0.5 million and $1.1 million, respectively. During the nine months ended September 30, 2026, we have received total payments of management fees of $1.0 million from both Funds and shares of Metaplanet with a fair value of $0.7 million from 210k Capital relating to pre-UTXO Acquisition redemption. As of September 30, 2026, we have an investment in the 210k Capital fund of $6.1 million and an investment in the Bitcoin Ecosystem fund of $0.2 million. We have receivables totaling $0.3 million from funds that we manage.
In the nine months ended September 30, 2026, we received approximately $1.9 million from Metaplanet for event sponsorship and Bitcoin for Corporations membership. Metaplanet is considered a related party as David Bailey serves on the advisory board of Metaplanet, Tyler Evans is a director of Metaplanet, and Mark Yusko, a member of our Board, was a director of Metaplanet at the time of our September 2025 investment in Metaplanet. We also received $0.4 million from Treasury B.V. in the nine months ended September 30, 2026, for fees to terminate certain contractual agreements. In the three and nine months ended September 30, 2026, we recorded approximately $0.6 million and $1.9 million, respectively, of revenue related to Metaplanet event sponsorship and Treasury B.V. fees to terminate contractual agreements. In the nine months ended September 30, 2026, we entered into an agreement with Metaplanet for BTC Inc to provide future event production services.
During the nine months ended September 30, 2026, we incurred approximately $0.1 million included in general and administrative expenses in the condensed consolidated statements of comprehensive income (loss) with BTC Inc under a marketing and services agreement in which BTC Inc provided marketing and other administrative support prior to the BTC Merger. We paid BTC Inc $0.6 million prior to the BTC Merger for prior marketing and other administrative support.
During the nine months ended September 30, 2026, we paid David Bailey approximately $1.4 million to pay down liabilities associated with pre-BTC Merger distributions declared and $0.1 million relating to funding provided to UTXO prior to the UTXO Acquisition. During the same period, we paid Tyler Evans approximately $0.2 million to pay down liabilities associated with pre-BTC Merger distributions declared, $0.1 million relating to funding provided to UTXO prior to the UTXO Acquisition and distributed shares of Metaplanet with a fair value of $0.7 million relating to a pre-UTXO Acquisition distribution liability.
During the nine months ended September 30, 2026, we paid approximately $2.7 million in total to Calli Bailey, and Charles Bailey, her spouse, to pay down liabilities associated with pre-BTC Merger distributions declared. Calli Bailey is considered a related party of Nakamoto because she beneficially owns more than 10% of our outstanding Common Stock, which she received in the BTC Merger. During the same period, we paid approximately $0.3 million to Calli Bailey, in her capacity as the stockholder representative under the BTC Merger Agreement (the “Stockholder Representative”). The funds paid to the Stockholder Representative are to be used for any expenses the Stockholder Representative incurs, and any remaining funds are then distributed to the former BTC Inc stockholders.
On August 3, 2026, Tim Pickett resigned from all positions with the Company and its affiliates, including as Chief Medical Officer and a director of the Company. In connection with his resignation, the Company and Mr. Pickett entered into a Separation Agreement and Release under which the Company agreed to pay a gross separation payment of approximately $0.9 million.

NOTE 14 — SEGMENT INFORMATION
During the nine months ended September 30, 2026, we updated our reportable segments that were primarily driven by acquisitions completed during the period (see Note 3 — Business Combinations). We now operate three reportable segments: Media & Information Services, Asset Management and Bitcoin Operations.
•Media & Information Services: Consists of events, digital, advisory, physical, and other revenue streams
•Asset Management: Identifies, invests in, and manages investments in a range of opportunities including early-stage technology companies and other blockchain-related ventures.
•Bitcoin Operations: Manages our digital asset treasury strategy, including acquiring and holding Bitcoin and other digital assets, as well as related investment activities.
We evaluate segment performance based on operating income (loss), which represents operating revenues less operating expenses attributable to each segment.
The following table represents segment results for the three months ended September 30, 2026 (in thousands):

	Media & Information Services	Asset Management	Bitcoin Operations	Other (1)	Eliminations	Total
Operating revenues:
Media	$3,365	$-	$-	$-	$(479)	$2,886
Advisory	459	-	-	37	(8)	488
Asset management	-	482	-	-	-	482
Derivative	-	-	(5,785)	-	-	(5,785)
Total operating revenues	3,824	482	(5,785)	37	(487)	(1,929)

Operating expenses:
Cost of revenue	1,988	-	115	-	-	2,103
Compensation	3,664	926	475	3,442	-	8,507
General and administrative	1,024	518	117	2,969	(487)	4,141
Depreciation and amortization	1,515	787	-	-	-	2,302
(Gain) loss on change in fair value of digital assets	(121)	-	(110,260)	-	-	(110,381)
(Gain) loss on investments	1,323	-	(1,847)	-	-	(524)
Total operating (income) expenses	9,393	2,231	(111,400)	6,411	(487)	(93,852)

Segment operating income (loss)	$(5,569)	$(1,749)	$105,615	$(6,374)	$-	$91,923
(1)We included revenue and operating expenses allocated to Other to show the roll-up to the condensed consolidated statement of comprehensive income (loss) for the three months ended September 30, 2026.

The following table represents segment results for the three months ended September 30, 2025 (in thousands):

	Media & Information Services	Asset Management	Bitcoin Operations	Other (1)	Eliminations	Total
Operating revenues:
Media	$-	$-	$-	$-	$-	$-
Advisory	-	-	-	-	-	-
Asset management	-	-	-	-	-	-
Derivative	-	-	-	-	-	-
Total operating revenues	-	-	-	-	-	-

Operating expenses:
Cost of revenue	-	-	-	-	-	-
Compensation	-	-	232	3,796	-	4,028
General and administrative	-	-	182	2,827	-	3,009
Depreciation and amortization	-	-	-	-	-	-
(Gain) loss on change in fair value of digital assets	-	-	23,648	-	-	23,648
(Gain) loss on investments	-	-	(930)	-	-	(930)
Total operating expenses	-	-	23,132	6,623	-	29,755

Segment operating loss	$-	$-	$(23,132)	$(6,623)	$-	$(29,755)

(1)We included revenue and operating expenses allocated to Other to show the roll-up to the condensed consolidated statement of comprehensive income (loss) for the three months ended September 30, 2025.

The following table represents segment results for the nine months ended September 30, 2026 (in thousands):

	Media & Information Services	Asset Management	Bitcoin Operations	Other (1)	Eliminations	Total
Operating revenues:
Media	$28,270	$-	$-	$-	$(920)	$27,350
Advisory	1,529	-	-	407	(8)	1,928
Asset management	-	1,157	-	-	-	1,157
Derivative	-	-	5,704	-	-	5,704
Total operating revenues	29,799	1,157	5,704	407	(928)	36,139

Operating expenses:
Cost of revenue	16,708	-	756	-	-	17,464
Compensation	11,477	1,598	853	10,678	-	24,606
General and administrative	2,838	935	434	15,110	(928)	18,389
Depreciation and amortization	3,951	1,880	-	-	-	5,831
Impairment of goodwill	80,595	24,581	-	-	-	105,176
(Gain) loss on change in fair value of digital assets	(17)	-	40,832	-	-	40,815
(Gain) loss on investments	(1,624)	-	8,200	-	-	6,576
Total operating expenses	113,928	28,994	51,075	25,788	(928)	218,857

Segment operating loss	$(84,129)	$(27,837)	$(45,371)	$(25,381)	$-	$(182,718)
(1)We included revenue and operating expenses allocated to Other to show the roll-up to the condensed consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2026.

The following table represents segment results for the nine months ended September 30, 2025 (in thousands):

	Media & Information Services	Asset Management	Bitcoin Operations	Other (1)	Eliminations	Total
Operating revenues:
Media	$-	$-	$-	$-	$-	$-
Advisory	-	-	-	-	-	-
Asset management	-	-	-	-	-	-
Derivative	-	-	-	-	-	-
Total operating revenues	-	-	-	-	-	-

Operating expenses:
Cost of revenue	-	-	-	-	-	-
Compensation	-	-	232	3,796	-	4,028
General and administrative	-	-	182	2,827	-	3,009
Depreciation and amortization	-	-	-	-	-	-
Impairment of goodwill	-	-	-	-	-	-
(Gain) loss on change in fair value of digital assets	-	-	23,648	-	-	23,648
(Gain) loss on investments	-	-	(930)	-	-	(930)
Total operating expenses	-	-	23,132	6,623	-	29,755

Segment operating loss	$-	$-	$(23,132)	$(6,623)	$-	$(29,755)

(1)We included revenue and operating expenses allocated to Other to show the roll-up to the condensed consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2025.
The following table reconciles our segment operating income (loss) to net income (loss) from continuing operations before (provision for) benefit from income taxes for the three and nine months ended September 30, 2026 and September 30, 2025 (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Total segment operating income (loss)	$98,297	$(23,132)	$(157,337)	$(23,132)
Corporate operating loss	(6,374)	(6,623)	(25,381)	(6,623)
Total operating income (loss)	91,923	(29,755)	(182,718)	(29,755)
Other income, net	48	(111)	325	(111)
Interest expense	(3,387)	-	(11,623)	—
Loss on acquisition of Nakamoto Holdings	-	(59,754)	-	(59,754)
Loss on extinguishment of debt	-	(14,454)	-	(14,454)
Change in fair value of call option - related party	-	21,845	(107,744)	21,845
Net income (loss) from continuing operations before (provision for) benefit from income taxes	$88,584	$(82,229)	$(301,760)	$(82,229)

The following table represents assets by segment as of September 30, 2026, and December 31, 2025 (in thousands):

	Media & Information Services	Asset Management	Bitcoin Operations	Total
Segment assets, September 30, 2026	$81,934	$34,414	$378,992	$495,340
Segment assets, December 31, 2025	-	-	508,407	508,407
The following table reconciles our total assets by reportable segment to total consolidated assets as of September 30, 2026, and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Total assets for reportable segments	$495,340	$508,407
Other assets	21,853	220,118
Assets from discontinued operations	-	2,083
Consolidated total	$517,193	$730,608
NOTE 15 — SUBSEQUENT EVENTS
On October 1, 2026, the Company changed its transfer agent and registrar from VStock Transfer, LLC to Odyssey Transfer and Trust Company.

On November 11, 2026, the Company extended the maturity of 60.0 million USDT of its 165.0 million USDT Kraken loan facility from December 4, 2026, to December 4, 2027. In addition, the November 11, 2026 loan amendment with Kraken provides that the net value of the Bitcoin derivatives positions the Company holds with Kraken in its pledged trading account is now included as collateral for the loan, subject to certain limitations set forth in the amendment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our financial condition and results of operations. The following discussion and analysis of our financial condition and results of operations is derived from and should be read in conjunction with our condensed consolidated unaudited financial statements and related notes appearing elsewhere in this Form 10-Q (the “Financial Statements”), and also with our audited consolidated financial statements and notes thereto included in our Form 10-K.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026 (“Form 10-Q”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding the financial position, business strategy and the plans and objectives of management for our future operations, are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to us. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “forecasts,” “may,” “will,” “should,” “seek,” “scheduled,” “intend,” “plan,” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements.
The forward-looking statements in this Form 10-Q are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of the Company’s control, that could cause the actual results or outcomes to differ materially from those discussed in the forward-looking statements. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to numerous risks, including, but not limited to the following:
•Our ability to raise the capital necessary to sustain our operations and implement our business plan;
•Our ability to generate sufficient cash to meet our operating and other cash requirements;
•The degree and nature of our competition;
•The lack of diversification of our business plan;
•The general volatility of the capital markets;
•The potential impact of a prolonged government shutdown;
•Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks, threats of future attacks, police, and military activities overseas and other disruptive worldwide political and economic events and environmental weather conditions;
•The price and volatility of Bitcoin, including volatility in Bitcoin-related markets;
•The risk that margin or collateral calls could require the forced liquidation of Bitcoin holdings at unfavorable prices;
•Regulatory developments affecting digital asset derivatives markets; and
•Our ability to implement our Bitcoin treasury strategy and its effects on our business.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2026 (the “Form 10-K”) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on August 13, 2026 (the “Q2 Form 10-Q”), and in Part II, Item 1A of this Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
References to “Nakamoto,” “the Company,” “we,” or “us” in this section are intended to mean the business and operations of Nakamoto Inc. formerly known as Kindly MD, Inc., together with its subsidiaries.
Presentation of non-Generally Accepted Accounting Principles (“GAAP”) Information
We use Adjusted operating income (loss), a non-GAAP financial performance measure, to supplement the financial information presented on a GAAP basis. Non-GAAP financial measures are financial measures that are derived from our Financial Statements, but that are not presented in accordance with GAAP. Non-GAAP financial measures are subject to material limitations as they are not measurements prepared in accordance with GAAP and are not a substitute for such measurements. We use this non-GAAP financial measure and other key metrics internally to facilitate analysis of our financial and business trends and for internal planning and forecasting purposes. We believe this non-GAAP financial measure, when taken collectively with our financial information prepared in accordance with GAAP, may be helpful to investors because it provides consistency and comparability with past and future financial performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. However, non-GAAP financial measures have limitations as an analytical tool and are presented for supplemental information purposes only. They should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. For a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, see the reconciliation included herein.
Company Overview
We are a Bitcoin operating company with Bitcoin on our balance sheet. We seek to provide investors with exposure to Bitcoin’s global growth through our operating businesses and treasury, and to leverage our treasury to acquire and develop an ecosystem of Bitcoin companies across media, asset management and advisory.
We were formed in 2019 as a healthcare and healthcare data company. In the second half of 2025, we began our transformation from a healthcare company to a Bitcoin operating company. On August 14, 2025, we acquired Nakamoto Holdings Inc. (“Nakamoto Holdings”), a privately held Bitcoin company led by David Bailey (the “Nakamoto Merger”), established a Bitcoin treasury and obtained a call option to purchase BTC Inc. (“BTC Inc”), a leading provider of Bitcoin-related media and events. BTC Inc had a call option to purchase UTXO Management GP, LLC (“UTXO”), an investment firm focused on private and public Bitcoin companies.
On February 20, 2026, we completed the acquisitions of both (i) BTC Inc, a Delaware corporation established in 2013 and headquartered in Nashville, Tennessee, which operates a Bitcoin-focused media and events company that publishes Bitcoin Magazine and produces the Bitcoin Conference (the “BTC Merger”), and (ii) UTXO, a Tennessee limited liability company formed in 2019, which serves as the general partner and investment manager of multiple digital-asset-focused funds (the “UTXO Acquisition” and together with the BTC Merger, the “Acquisitions”). BTC Inc and UTXO each became wholly owned subsidiaries of the Company on February 20, 2026. The Acquisitions represent a significant addition to our portfolio and advance our mission to develop an ecosystem of Bitcoin-native companies. The equity consideration issued or issuable for the Acquisitions consisted solely of shares of our common stock, par value $0.001 per share (our “Common Stock”) and assumed options to purchase shares of our Common Stock. In connection with the BTC Merger, holders of BTC Inc common and preferred stock received the right to receive 6,497,155 shares of our Common Stock, and we reserved 1,960,675 shares of our Common Stock for issuance upon the exercise of assumed BTC Stock Options, which were accelerated and converted into options to acquire shares of our Common Stock. In connection with the UTXO Acquisition, UTXO securityholders received the right to receive 662,046 shares of our Common Stock. BTC Inc and UTXO securityholders received or were entitled to receive, on a fully-diluted basis, 9,119,876 shares of our Common Stock.
In the second quarter of 2026, we exited our legacy healthcare business and we closed our last healthcare clinic on June 19, 2026. Results of our legacy healthcare business are now reported as discontinued operations.
Results of Operations
The transformation from a healthcare company to a Bitcoin operating company affects the comparison of our results in 2026 to 2025. From January 1, 2025 to August 13, 2025, we operated solely as a healthcare company. We did not begin our transformation into a Bitcoin operating company until the completion of the Nakamoto Merger on August 14, 2025, and we did not acquire our Media & Information Services and Asset Management businesses until the completion of the

Acquisitions on February 20, 2026. Following the shutdown of our healthcare operations in the second quarter of 2026, the results of those operations have been reclassified to discontinued operations for all periods presented, and a significant portion of our operating results for the three and nine months ended September 30, 2025 are reported within discontinued operations. Accordingly, our results of continuing operations for the 2026 periods are not comparable to the corresponding periods in 2025. See Note 12 — Discontinued Operations. The table below shows the segments included in the Results of Operations for the three and nine months ended September 30, 2026:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Media & Information Services	Included	N/A	Included from February 20	N/A
Asset Management	Included	N/A	Included from February 20	N/A
Bitcoin Operations	Included	Included from August 14	Included	Included from August 14
Other	Included	Included from August 14	Included	Included from August 14
The following tables set forth our summary consolidated results of operations in dollars for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations for the three and nine months ended September 30, 2026, and September 30, 2025, have been derived from the Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Operating revenues	$(1,929)	$-	$36,139	$-

Operating expenses:
Cost of revenue	2,103	-	17,464	-
Compensation	8,507	4,028	24,606	4,028
General and administrative	4,141	3,009	18,389	3,009
Depreciation and amortization	2,302	-	5,831	-
Impairment of goodwill	-	-	105,176	-
(Gain) loss on change in fair value of digital assets	(110,381)	23,648	40,815	23,648
(Gain) loss on investments	(524)	(930)	6,576	(930)
Total operating (income) expenses	(93,852)	29,755	218,857	29,755

Operating income (loss)	91,923	(29,755)	(182,718)	(29,755)

Non-operating income (expense):
Other income, net	48	(111)	325	(111)
Interest expense	(3,387)	-	(11,623)	-
Loss on acquisition of Nakamoto Holdings	-	(59,754)	—	(59,754)
Loss on extinguishment of debt	-	(14,454)	—	(14,454)
Change in fair value of call option asset-related party	-	21,845	(107,744)	21,845
Total non-operating income (expense)	(3,339)	(52,474)	(119,042)	(52,474)

Net income (loss) from continuing operations before (provision for) benefit from income taxes	88,584	(82,229)	(301,760)	(82,229)
(Provision for) benefit from income taxes	(2,772)	-	18,652	-
Net income (loss) from continuing operations	$85,812	$(82,229)	$(283,108)	$(82,229)
Net income from continuing operations was $85.8 million for the three months ended September 30, 2026, compared to a net loss of $82.2 million for the three months ended September 30, 2025. Results and comparisons are impacted by the following significant items:
Three Months Ended September 30, 2026
•Third-party revenue of $2.5 million from the Bitcoin Conference held in Asia in August (the “Bitcoin Asia Conference”).
•Net derivative loss of $5.8 million from our Bitcoin derivatives strategy.
•Gain on change in fair value of digital assets of $110.4 million primarily reflecting the increase in price of Bitcoin in the third quarter of 2026, from $58,532 on June 30, 2026, to $83,565 on September 30, 2026.

Three Months Ended September 30, 2025
•Loss on acquisition of Nakamoto Holdings on August 14, 2025, of $59.8 million.
•Loss on change in fair value of digital assets of $23.6 million reflecting a decrease in the price of Bitcoin from our weighted average purchase price of $118,171 to $114,078 on September 30, 2025.
•Increase in fair value of our call option to acquire BTC Inc of $21.8 million that was primarily the result of a decrease in fair value of our Common Stock as of September 30, 2025, compared to the fair value as of August 14, 2025.

•Loss on extinguishment of debt of $14.5 million relating to restructuring our debt during the quarter.

Net loss from continuing operations was $283.1 million for the nine months ended September 30, 2026, compared to a net loss of $82.2 million for the nine months ended September 30, 2025. Results and comparisons are impacted by the following significant items:
Nine Months Ended September 30, 2026
•Third-party revenue of $22.9 million from the Bitcoin Conference 2026 held in Las Vegas in April (the “Bitcoin Conference”).
•Net derivative revenue of $5.7 million from our Bitcoin derivatives strategy.
•Loss on change in fair value of digital assets of $40.8 million primarily reflecting the decline in price of Bitcoin in the first nine months of 2026, from $87,519 on December 31, 2025, to $83,565 on September 30, 2026.
•Goodwill impairment of $105.2 million, consisting of $80.6 million within Media & Information Services and $24.6 million within Asset Management.
•Decrease in fair value of our call option to acquire BTC Inc of $107.7 million that was primarily the result of a decrease in fair value of BTC Inc (refer to Non-operating income (expense) section below) prior to our acquisition on February 20, 2026.
•Benefit from income taxes of $18.7 million.
Nine Months Ended September 30, 2025
•We acquired Nakamoto Holdings on August 14, 2025, which began our transformation from a healthcare company to a Bitcoin operating company. We recorded a loss on the acquisition of Nakamoto Holdings of $59.8 million. In the second quarter of 2026, we shut down our healthcare business and prior results have been classified as discontinued operations.
•Loss on change in fair value of digital assets of $23.6 million reflecting a decrease in the price of Bitcoin from our weighted average purchase price of $118,171 to $114,078 on September 30, 2025.
•Increase in fair value of our call option to acquire BTC Inc of $21.8 million that was primarily the result of a decrease in fair value of our Common Stock as of September 30, 2025, compared to the fair value as of August 14, 2025.

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
Prior to the Nakamoto Merger in August 2025, we operated a single segment consisting of Healthcare Operations. All operating expenses prior to the Nakamoto Merger were reported in our Healthcare Operations segment. Beginning in the second quarter of 2026, all of our Healthcare Operations are now reflected in discontinued operations. General corporate overhead incurred prior to the Nakamoto Merger that was not directly attributable to healthcare operations was not material. Accordingly, there are no revenues, operating expenses or net loss from continuing operations prior to the Nakamoto Merger in 2025.
A summary of operating results for the three months ended September 30, 2026, and September 30, 2025, follows and includes a reconciliation of our Operating income (loss) (GAAP) to Adjusted operating income (loss) (non-GAAP). Our Adjusted operating income (loss) removes the change in fair value of digital assets, (gain) loss on investments, depreciation and amortization, transaction-related compensation expenses and transaction-related general and administrative expenses, in each case as applicable, from our operating income (loss).

	For the Three Months Ended September 30, 2026
($ in thousands)	Media & Information Services	Asset Management	Bitcoin Operations	Other	Eliminations	Total
Operating revenues:
Media	$3,365	$-	$-	$-	$(479)	$2,886
Advisory	459	-	-	37	(8)	488
Asset management	-	482	-	-	-	482
Derivative	-	-	(5,785)	-	-	(5,785)
Total operating revenues	3,824	482	(5,785)	37	(487)	(1,929)

Operating expenses:
Cost of revenue	1,988	-	115	-	-	2,103
Compensation	3,664	926	475	3,442	-	8,507
General and administrative	1,024	518	117	2,969	(487)	4,141
Depreciation and amortization	1,515	787	-	-	-	2,302
(Gain) loss on change in fair value of digital assets	(121)	-	(110,260)	-	-	(110,381)
(Gain) loss on investments	1,323	-	(1,847)	-	-	(524)
Total operating (income) expenses	9,393	2,231	(111,400)	6,411	(487)	(93,852)

Operating income (loss) (GAAP)	$(5,569)	$(1,749)	$105,615	$(6,374)	$-	$91,923

Adjustments
(Gain) loss on change in fair value of digital assets	(121)	-	(110,260)	-	-	(110,381)
(Gain) loss on investments	1,323	-	(1,847)	-	-	(524)
Depreciation and amortization	1,515	787	-	-	-	2,302
Transaction-related compensation	-	-	-	792	-	792
Transaction-related general and administrative	-	-	-	82	-	82
Total adjustments	2,717	787	(112,107)	874	-	(107,729)

Adjusted operating income (loss) (non-GAAP)	$(2,852)	$(962)	$(6,492)	$(5,500)	$-	$(15,806)

	For the Three Months Ended September 30, 2025
($ in thousands)	Media & Information Services	Asset Management	Bitcoin Operations	Other	Eliminations	Total
Operating revenues:
Media	$-	$-	$-	$-	$-	$-
Advisory	-	-	-	-	-	-
Asset management	-	-	-	-	-	-
Derivative	-	-	-	-	-	-
Total operating revenues	-	-	-	-	-	-

Operating expenses:
Cost of revenue	-	-	-	-	-	-
Compensation	-	-	232	3,796	-	4,028
General and administrative	-	-	182	2,827	-	3,009
Depreciation and amortization	-	-	-	-	-	-
(Gain) loss on change in fair value of digital assets	-	-	23,648	-	-	23,648
(Gain) loss on investments	-	-	(930)	-	-	(930)
Total operating expenses	-	-	23,132	6,623	-	29,755

Operating income (loss) (GAAP)	$-	$-	$(23,132)	$(6,623)	$-	$(29,755)

Adjustments
(Gain) loss on change in fair value of digital assets	-	-	23,648	-	-	23,648
(Gain) loss on investments	-	-	(930)	-	-	(930)
Transaction-related compensation	-	-	83	2,179	-	2,262
Transaction-related general and administrative	-	-	-	1,064	-	1,064
Total adjustments	-	-	22,801	3,243	-	26,044

Adjusted operating income (loss) (non-GAAP)	$-	$-	$(331)	$(3,380)	$-	$(3,711)
A summary of operating results for the nine months ended September 30, 2026, and September 30, 2025, follows and includes a reconciliation of our Operating income (loss) (GAAP) to Adjusted operating income (loss) (non-GAAP). Our Adjusted operating income (loss) removes impairment of goodwill, the change in fair value of digital assets, (gain) loss on investments, transaction-related general and administrative expenses, depreciation and amortization and transaction-related compensation expenses, in each case as applicable, from our operating income (loss).

	For the Nine Months Ended September 30, 2026
($ in thousands)	Media & Information Services	Asset Management	Bitcoin Operations	Other	Eliminations	Total
Operating revenues:
Media	$28,270	$-	$-	$-	$(920)	$27,350
Advisory	1,529	-	-	407	(8)	1,928
Asset management	-	1,157	-	-	-	1,157
Derivative	-	-	5,704	-	-	5,704
Total operating revenues	29,799	1,157	5,704	407	(928)	36,139

Operating expenses:
Cost of revenue	16,708	-	756	-	-	17,464
Compensation	11,477	1,598	853	10,678	-	24,606
General and administrative	2,838	935	434	15,110	(928)	18,389
Depreciation and amortization	3,951	1,880	-	-	-	5,831
Impairment of goodwill	80,595	24,581	-	-	-	105,176
(Gain) loss on change in fair value of digital assets	(17)	-	40,832	-	-	40,815
(Gain) loss on investments	(1,624)	-	8,200	-	-	6,576
Total operating expenses	113,928	28,994	51,075	25,788	(928)	218,857

Operating income (loss) (GAAP)	$(84,129)	$(27,837)	$(45,371)	$(25,381)	$-	$(182,718)

Adjustments
Impairment of goodwill	80,595	24,581	-	-	-	105,176
(Gain) loss on change in fair value of digital assets	(17)	-	40,832	-	-	40,815
(Gain) loss on investments	(1,624)	-	8,200	-	-	6,576
Transaction-related general and administrative	-	-	-	6,143	-	6,143
Depreciation and amortization	3,951	1,880	-	-	-	5,831
Transaction-related compensation	-	-	10	2,471	-	2,481
Total adjustments	82,905	26,461	49,042	8,614	-	167,022

Adjusted operating income (loss) (non-GAAP)	$(1,224)	$(1,376)	$3,671	$(16,767)	$-	$(15,696)

	For the Nine Months Ended September 30, 2025
($ in thousands)	Media & Information Services	Asset Management	Bitcoin Operations	Other	Eliminations	Total
Operating revenues:
Media	$-	$-	$-	$-	$-	$-
Advisory	-	-	-	-	-	-
Asset management	-	-	-	-	-	-
Derivative	-	-	-	-	-	-
Total operating revenues	-	-	-	-	-	-

Operating expenses:
Cost of revenue	-	-	-	-	-	-
Compensation	-	-	232	3,796	-	4,028
General and administrative	-	-	182	2,827	-	3,009
Depreciation and amortization	-	-	-	-	-	-
Impairment of goodwill	-	-	-	-	-	-
(Gain) loss on change in fair value of digital assets	-	-	23,648	-	-	23,648
(Gain) loss on investments	-	-	(930)	-	-	(930)
Total operating expenses	-	-	23,132	6,623	-	29,755

Operating income (loss) (GAAP)	$-	$-	$(23,132)	$(6,623)	$-	$(29,755)

Adjustments
(Gain) loss on change in fair value of digital assets	-	-	23,648	-	-	23,648
(Gain) loss on investments	-	-	(930)	-	-	(930)
Transaction-related general and administrative	-	-	-	1,064	-	1,064
Transaction-related compensation	-	-	83	2,179	-	2,262
Total adjustments	-	-	22,801	3,243	-	26,044

Adjusted operating income (loss) (non-GAAP)	$-	$-	$(331)	$(3,380)	$-	$(3,711)
Media & Information Services
Our Media & Information Services business began on February 20, 2026, when we acquired BTC Inc. BTC Inc is a prominent Bitcoin media, events and intelligence company and operates in four primary areas: (i) Events, which produces the world’s largest Bitcoin conferences and experiences; (ii) Digital, which encompasses Bitcoin Magazine’s digital properties, multimedia content and marketing services; (iii) Physical, consisting of the sales of physical merchandise, physical publications, and print advertising; and (iv) Advisory, which serves institutions and corporations seeking Bitcoin strategy, intelligence, and education through corporate subscription and consulting services.
Our revenue is seasonal and concentrated around the timing of our conferences or events. In an average year, we produce four conferences globally. In the nine months ended September 30, 2026, we hosted our flagship annual Bitcoin Conference in April and our Bitcoin Asia Conference in August.

Three Months Ended September 30, 2026
In the three months ended September 30, 2026, we recorded $3.8 million of revenue, of which $2.5 million relates to third-party revenue from the Bitcoin Asia Conference. We also earned $0.5 million of advisory revenue, which primarily relates to subscription revenue for our Bitcoin for Corporations membership program.
In the three months ended September 30, 2026, we incurred $9.4 million of operating expenses. Our cost of revenue was $2.0 million, which primarily relates to costs associated with the Bitcoin Asia Conference. Compensation expense was $3.7 million and includes commissions associated with the Bitcoin Asia Conference. Loss on investments of $1.3 million relates primarily to a mark-to-market decrease in our investment in RTB Digital, Inc. (“RTB Digital”).
Nine Months Ended September 30, 2026
In the nine months ended September 30, 2026, we recorded $29.8 million of revenue, of which $22.9 million relates to third-party revenue from the flagship Bitcoin Conference and $2.5 million relates to third-party revenue from the Bitcoin Asia Conference. We also earned $1.5 million of advisory revenue, which primarily relates to subscription revenue for our Bitcoin for Corporations membership program.
In the nine months ended September 30, 2026, we incurred $113.9 million of operating expenses, of which $80.6 million related to goodwill impairment charges. Our cost of revenue was $16.7 million, which primarily related to costs associated with the Bitcoin Conference and Bitcoin Asia Conference. Compensation expense was $11.5 million and includes commissions associated with both the Bitcoin Conference and Bitcoin Asia Conference.
Goodwill Impairment
As a result of stock price declines in the second quarter, we tested goodwill for impairment as of June 30, 2026. We recorded a goodwill impairment of $80.6 million in the three months ended June 30, 2026, as the fair value of our Media & Information Services reporting unit was lower than its carrying value. The reduction in value was primarily due to lower forecasted operating results and a higher discount rate for our Media & Information Services business.
Asset Management
Our Asset Management business began on February 20, 2026, when we acquired UTXO. UTXO is a fund manager focused generally on investments in the broader Bitcoin ecosystem. We generate revenue from management and performance fees primarily associated with 210k Capital, LP fund (“210k Capital”) and the UTXO Bitcoin Ecosystem Master Fund 1 LP fund (“Bitcoin Ecosystem”). Revenues are generally tied to the assets under management and the performance of those assets. Our total assets under management on September 30, 2026, were approximately $117.9 million.
Management fees for 210k Capital are up to 2.0% annually of the net asset value of a limited partner’s capital account and are paid monthly. Management fees for Bitcoin Ecosystem are up to 2.0% annually of the capital contributions of a limited partner’s capital account and are paid quarterly. Performance fees are earned when returns exceed specified benchmarks and are recognized once they become fixed and determinable and not subject to reversal.
Three Months Ended September 30, 2026
We recorded $0.5 million of revenue in the three months ended September 30, 2026, which primarily consisted of management fees. Our operating expenses for the three months ended September 30, 2026, were $2.2 million, which included $0.8 million related to amortization costs associated with intangible assets from the UTXO Acquisition.
Nine Months Ended September 30, 2026
We recorded $1.2 million of revenue in the nine months ended September 30, 2026, which primarily consisted of management fees. Our operating expenses for the nine months ended September 30, 2026, were $29.0 million, of which $24.6 million related to goodwill impairment charges. We also recorded $1.9 million related to amortization costs associated with intangible assets from the UTXO Acquisition.
Goodwill Impairment
As a result of stock price declines in the second quarter, we tested goodwill for impairment as of June 30, 2026. We recorded a goodwill impairment of $24.6 million in the three months ended June 30, 2026, as the fair value of our Asset

Management reporting unit was lower than its carrying value. The reduction in value was primarily due to lower forecasted operating results and a higher discount rate for our Asset Management business.
Assets Under Management
A roll forward of UTXO’s assets under management is as follows:

($ in thousands)	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026 (1)
Beginning of period (2)	$104,940	$142,423
Additions	—	5,581
Redemptions	(5,122)	(27,447)
Net market appreciation (depreciation) (3)	18,043	(2,696)
End of period	$117,861	$117,861
(1)The nine-month period is from December 31, 2025 through September 30, 2026 and includes activity prior to our acquisition of UTXO.
(2)In the third quarter of 2026, we began including a small closed end investment vehicle UTXO manages that has about $1.9 million of assets under management. Beginning of period amounts have been adjusted to include these assets.
(3)Includes any management and performance fee expenses.
Bitcoin Operations
We launched our Bitcoin Operations strategy with the closing of the Nakamoto Merger on August 14, 2025. In February 2026, we began an actively managed Bitcoin derivatives strategy that is designed to (i) generate volatility income from a portion of our Bitcoin and (ii) mitigate a portion of our downside exposure to Bitcoin price risk. Refer to Note 2 — Summary of Significant Accounting Policies, Note 8 — Derivative Instruments, and Note 9 — Fair Value Measurements to the Financial Statements included in this Quarterly Report on Form 10-Q for further information on our derivatives.
Three Months Ended September 30, 2026 vs Three Months Ended September 30, 2025
In the three months ended September 30, 2026, our net revenues from the Bitcoin derivative strategy totaled a loss of $5.8 million compared to no revenue in the three months ended September 30, 2025. Approximately $3.0 million of the 2026 loss of revenue related to mitigating a portion of our downside exposure to Bitcoin and $2.7 million related to our ongoing strategy of capturing income from the volatility of Bitcoin, which can produce losses in periods of sharp Bitcoin price appreciation. As the price of Bitcoin increased 43% during the quarter, our derivative income was negatively impacted.
For the three months ended September 30, 2026, we had total operating expenses of $(111.4) million compared to operating expenses of $23.1 million in the three months ended September 30, 2025. Operating expenses in 2026 were primarily driven by gains on the change in fair value of digital assets and on our investments. The gain on the change in fair value of our digital assets was $110.3 million as the price of Bitcoin increased from $58,532 on June 30, 2026, to $83,565 per Bitcoin on September 30, 2026. Our gain on investments was $1.8 million, which consisted of a $0.9 million gain from our share of Treasury B.V.’s results and a $0.9 million gain from our investment in 210k Capital LP (“210k Capital”).
Operating expenses in 2025 were primarily driven by losses on the change in fair value of digital assets, partially offset by gains on our investments. The loss on change in fair value of our digital assets was $23.6 million as the price of Bitcoin decreased from our weighted average purchase price of $118,171 to $114,078 on September 30, 2025. Our gain on investments was $0.9 million, which related to a gain on our investment in Metaplanet Inc (“Metaplanet”).

Nine Months Ended September 30, 2026 vs Nine Months Ended September 30, 2025
In the nine months ended September 30, 2026, our net revenues from the Bitcoin derivative strategy totaled $5.7 million compared to no revenue in the nine months ended September 30, 2025. Approximately $6.3 million of this revenue related to mitigating a portion of our downside exposure to Bitcoin and $(0.6) million related to our ongoing strategy of capturing income from the volatility of Bitcoin, which can produce losses in periods of sharp Bitcoin price appreciation.

For the nine months ended September 30, 2026, we had total operating expenses of $51.1 million compared to operating expenses of $23.1 million in the nine months ended September 30, 2025. Operating expenses in 2026 were primarily driven by a loss on the change in fair value of digital assets and a loss on our investments. The loss on the change in fair value of our digital assets was $40.8 million as the price of Bitcoin declined from $87,519 on December 31, 2025, to $83,565 per Bitcoin on September 30, 2026. Our loss on investments was $8.2 million, which consisted of a $4.9 million loss from our share of Treasury B.V.’s results, a $3.9 million loss from our investment in Metaplanet and a gain of $0.6 million from our investment in 210k Capital.
Operating expenses in 2025 were primarily driven by losses on the change in fair value of digital assets, partially offset by gains on our investments. The loss on change in fair value of our digital assets was $23.6 million as the price of Bitcoin decreased from our weighted average purchase price of $118,171 to $114,078 on September 30, 2025. Our gain on investments was $0.9 million, which related to a gain on our investment in Metaplanet.

Other
Our other results consist primarily of our corporate overhead. We began separately tracking our corporate overhead upon the completion of the Nakamoto Merger on August 14, 2025.
Three Months Ended September 30, 2026 vs Three Months Ended September 30, 2025
In the three months ended September 30, 2026, we had total operating expenses of $6.4 million compared to operating expenses of $6.6 million for the three months ended September 30, 2025. In 2026, compensation expenses totaled $3.4 million, of which approximately $0.8 million related to the Nakamoto Merger. In 2025, compensation expenses totaled $3.8 million, of which approximately $2.2 million related to the Nakamoto Merger. In 2026, general and administrative expenses totaled $3.0 million, which primarily related to legal, insurance, marketing and professional services expenses. In 2025, general and administrative expenses totaled $2.8 million, of which $1.1 million related to the Nakamoto Merger.
Nine Months Ended September 30, 2026 vs Nine Months Ended September 30, 2025
In the nine months ended September 30, 2026, revenues totaled $0.4 million compared to no revenue in the nine months ended September 30, 2025. Revenues in 2026 related to Bitcoin advisory and consulting services.
In the nine months ended September 30, 2026, we had total operating expenses of $25.8 million compared to operating expenses of $6.6 million for the same period in 2025. In 2026, compensation expenses totaled $10.7 million, of which approximately $2.5 million related to the Nakamoto Merger. In 2025, compensation expenses totaled $3.8 million, of which approximately $2.2 million related to the Nakamoto Merger. In 2026, general and administrative expenses totaled $15.1 million, of which approximately $6.1 million was transaction-related expenses associated with the Acquisitions. In 2025, general and administrative expenses totaled $2.8 million, of which $1.1 million related to the Nakamoto Merger.

Non-operating income (expense)
Three Months Ended September 30, 2026 vs Three Months Ended September 30, 2025
Non-operating expense was $3.3 million for the three months ended September 30, 2026, compared to $52.5 million for the three months ended September 30, 2025. We had the following significant items impacting our non-operating expense:

•Interest expense of $3.4 million in 2026 related to our debt.
•Loss on acquisition of Nakamoto Holdings of $59.8 million in 2025 that relates to our asset acquisition of Nakamoto Holdings on August 14, 2025. The loss on acquisition was the difference between the purchase price, which consisted of the stock issued and the liabilities assumed, less the physical assets acquired. As the transaction did not qualify as a business combination, the excess purchase price was recorded as an expense.
•Increase in fair value of our call option in 2025 to acquire BTC Inc of $21.8 million that was primarily the result of a decrease in fair value of our Common Stock as of September 30, 2025, compared to the fair value as of August 14, 2025.
•Loss on extinguishment of debt of $14.5 million in 2025 related to fees associated with the restructuring of our debt during the quarter.

Nine Months Ended September 30, 2026 vs Nine Months Ended September 30, 2025
Non-operating expense was $119.0 million for the nine months ended September 30, 2026, compared to $52.5 million for the nine months ended September 30, 2025. We had the following significant items impacting our non-operating expense:

•Interest expense of $11.6 million in 2026 related to our debt.
•Decrease in fair value of our call option to acquire BTC Inc of $107.7 million in 2026, that was primarily the result of a decline in the fair value of BTC Inc prior to the Acquisitions on February 20, 2026. The ending value of the call option immediately prior to the Acquisitions was $91.3 million. The value of the call option was largely due to our contractual ability to purchase BTC Inc by issuing our Common Stock at $44.80 per share compared to the $9.93 per share price immediately prior to the Acquisitions.
•Loss on acquisition of Nakamoto Holdings of $59.8 million in 2025 that relates to our asset acquisition of Nakamoto Holdings on August 14, 2025. The loss on acquisition was the difference between the purchase price, which consisted of the stock issued and the liabilities assumed, less the physical assets acquired. As the transaction did not qualify as a business combination, the excess purchase price was recorded as an expense.
•Increase in fair value of our call option in 2025 to acquire BTC Inc of $21.8 million that was primarily the result of a decrease in fair value of our Common Stock as of September 30, 2025, compared to the fair value as of August 14, 2025.
•Loss on extinguishment of debt of $14.5 million in 2025 related to fees associated with the restructuring of our debt.
Income taxes
Our provision for income taxes was $2.8 million in the three months ended September 30, 2026, representing an effective income tax rate of 3.1%. The effective tax rate for the three months ended September 30, 2026, is primarily driven by a decrease in the valuation allowance and an increase in state income taxes. Our benefit from income taxes was $18.7 million in the nine months ended September 30, 2026, representing an effective income tax rate of 6.2%. The effective tax rate for the nine months ended September 30, 2026, is primarily driven by an increase to the valuation allowance and an unfavorable permanent item related to goodwill impairment.
Our benefit from income taxes in both the three and nine months ended September 30, 2025 was zero as the benefit was fully offset by valuation allowances.

Discontinued Operations
During the second quarter of 2026, we shut down our healthcare operations, which historically generated revenue from providing outpatient services through clinics and telemedicine platforms. On June 19, 2026, we closed our last healthcare clinic and ceased operations. The results of operations for our healthcare operations have been retrospectively reclassified as discontinued operations for all periods presented on the condensed consolidated statement of comprehensive income (loss).

A summary of results of discontinued operations for healthcare operations is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating revenues	$-	$388	$735	$1,376

Operating expenses:
Cost of revenue	-	2	-	17
Compensation	181	1,771	2,671	4,430
General and administrative	111	1,974	730	3,688
Depreciation and amortization	-	10	33	43
(Gain) loss on change in fair value of digital assets	-	(171)	-	(132)
Total operating expenses	292	3,586	3,434	8,046

Operating loss	(292)	(3,198)	(2,699)	(6,670)

Non-operating income (expense)	27	(609)	(419)	(589)

Net loss from discontinued operations before provision for income taxes	$(265)	$(3,807)	$(3,118)	$(7,259)
Provision for income taxes	-	-	-	-
Net loss from discontinued operations	$(265)	$(3,807)	$(3,118)	$(7,259)
Included in the net loss from discontinued operations for the three months and nine months ended September 30, 2026, we recorded expenses related to the shutdown of $0.1 million and $1.8 million, respectively. These expenses included severance and employee termination costs, impairment of right-of-use assets associated with abandoned leases and other disposal related costs. Period-to-period comparability is limited because the 2026 results reflect the wind-down and closure of our healthcare operations on June 19, 2026, including the shutdown-related expenses described above, whereas the business remained operational during the corresponding 2025 periods.
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
On December 3, 2025, Nakamoto Holdings entered into a master loan agreement with Payward Interactive, Inc. (“Kraken”) (as amended, the “Master Loan Agreement”), under which loans are made pursuant to separate term sheets. The initial loans made under a term sheet dated December 9, 2025 had an aggregate principal amount of 210.0 million USDT, bore a fixed annual loan fee of 8.0% and were scheduled to mature on December 4, 2026.
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
Following the Partial Repayment, Nakamoto Holdings and Kraken entered into a subsequent loan term sheet on June 5, 2026 (the “June Term Sheet”), under the Master Loan Agreement. The June Term Sheet supersedes in its entirety the Restructured Loan Term Sheet, and the loans issued under the Restructured Loan Term Sheet are deemed repaid and the outstanding principal balance thereunder is deemed to be transferred to Nakamoto Holdings pursuant to the June Term Sheet, without the need for any notice or actual transfer of loaned digital currency. Pursuant to the June Term Sheet, Nakamoto Holdings borrowed a fixed-term loan in a principal amount of 165.0 million USDT (the “June Loan”), which reflects the reduced principal balance of the Restructured Loan following the Partial Repayment. The June Loan was scheduled to mature in two tranches: 60.0 million USDT of the outstanding principal amount on December 4, 2026, and the remaining 105.0 million USDT on June 30, 2027. The maturity of the 60.0 million USDT tranche was subsequently extended to December 4, 2027, as described further below.
The June Loan bears a loan fee of (i) 7.75% per annum during any period in which Nakamoto Holdings holds at least 2,000 Bitcoin in a designated Bitcoin yield strategy collateral account (the “Trading Wallet”), and (ii) 8.00% per annum during any period in which Nakamoto Holdings holds less than 2,000 Bitcoin in the Trading Wallet. The June Loan is secured solely by Bitcoin pledged by Nakamoto Holdings to Kraken and the initial collateral required to secure the June Loan was 3,805 Bitcoin. In the third quarter of 2026, the collateral was reduced by 775 Bitcoin and our pledged collateral totaled 3,030 Bitcoin at September 30, 2026. Nakamoto Holdings has the right to pay down the June Loan, in whole or in part, upon 30 days’ prior written notice to Kraken, with no early return penalty.
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
On November 11, 2026, the Company extended the maturity of 60.0 million USDT of its 165.0 million USDT Kraken loan facility from December 4, 2026, to December 4, 2027. As of September 30, 2026, the 60.0 million USDT due December 4, 2027, is reflected within non-current liabilities in the condensed consolidated balance sheets. In addition, the November 11, 2026 loan amendment with Kraken provides that the net value of the Bitcoin derivatives positions the Company holds with Kraken in its pledged trading account is now included as collateral for the loan, subject to certain limitations set forth in the amendment.
As of September 30, 2026, approximately 3,030 of our 4,283 Bitcoin are held as collateral for the June Loan and can be sold to pay down the June Loan when it matures on June 30, 2027 and December 4, 2027. As of September 30, 2026, we held approximately 1,253 unencumbered Bitcoin worth approximately $104.7 million, based on the $83,565 price of Bitcoin on September 30, 2026, and had cash and cash equivalents of $19.4 million. Based on the foregoing, we have determined that our sources of liquidity will be sufficient to meet our cash needs for the one-year period from the issuance of these Financial Statements. However, our liquidity position may be materially impacted by volatility in the market price of Bitcoin. For example, a decline in the price of Bitcoin could materially reduce the value of our liquid assets and our ability to fund operations, satisfy obligations or pursue strategic opportunities. Our ability to monetize Bitcoin holdings may also be affected by market liquidity, trading volumes, counterparty availability, custody arrangements, cybersecurity risks, regulatory developments, tax and accounting treatment, and disruptions affecting digital asset markets or service providers.
Derivative Instruments
We write covered calls and call spreads to generate option premiums and potential economic returns from changes in option values. We also purchase protective puts and put spreads to reduce our mark-to-market exposure to adverse Bitcoin price movements over defined time horizons.
As of September 30, 2026, we had the following derivative instruments outstanding:
•Written call options on 2,150 Bitcoin at strike prices ranging from $80,000 to $110,000, with expiration dates ranging from October 30, 2026, through March 26, 2027.

•Purchased put options covering 2,000 Bitcoin at a strike price of $55,000 and an expiration date of December 25, 2026.
•Purchased call options covering 545 Bitcoin at strike prices ranging from $84,000 to $130,000, with expiration dates ranging from October 30, 2026, through June 25, 2027.
Cash Flows
During the nine months ended September 30, 2026, our net cash used in operating activities was $36.8 million as compared to $15.9 million during the nine months ended September 30, 2025. The increase in net cash used in operating activities is primarily due to an increase in cash overhead expenses and BTC Inc and UTXO acquisition-related expenses.
During the nine months ended September 30, 2026, our net cash provided by investing activities was $44.9 million as compared to net cash used of $686.3 million during the nine months ended September 30, 2025. Cash provided by investing activities in 2026 was primarily due to the sale of $35.1 million of Bitcoin and the partial sale of our investment in Metaplanet of $11.1 million. Cash used in investing activities in 2025 was primarily for the establishment of our Bitcoin treasury.
During the nine months ended September 30, 2026, our net cash used in financing activities was $9.8 million as compared to net cash provided of $724.2 million during the nine months ended September 30, 2025. Net cash used in financing activities in 2026 was due primarily to a paydown of our notes payable in the nine months ended September 30, 2026. Net cash provided by financing activities in the nine months ended September 30, 2025, primarily reflects proceeds from our PIPE and issuance of debt after the Nakamoto Merger.
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
Fair Value of Financial Instruments
Our digital assets, certain of our equity investments and our derivative assets and liabilities are all recorded at fair value. The fair value of a financial instrument is the amount we would receive to sell an asset, or pay to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Changes in the fair value of derivative instruments are recorded within derivative revenue, while changes in the fair value of digital assets and equity investments are recorded in operating expenses in our Financial Statements.
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
Business Combinations

As discussed further in Note 3 — Business Combinations, in the first quarter of 2026, we acquired BTC Inc and UTXO. We account for business combinations using the acquisition method of accounting, under which the consideration transferred is allocated to the identifiable assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. Any excess of the consideration transferred over the fair value of the identifiable net assets acquired is recognized as goodwill. The determination of the fair value requires the use of significant estimates and assumptions, and in making these determinations, we use all available information.

Intangible assets acquired for BTC Inc and UTXO include trade names, management contracts, collaboration agreements and customer relationships. The significant assumptions used to value these intangible assets include future revenues, growth rates, operating expenses, cash flows, royalty rates, customer and investor retention rates, discount rates and estimated useful lives of acquired intangible assets. These assumptions are based on information available as of the acquisition date, historical operating results, management’s expectations regarding future performance and market participant assumptions.

The estimates and assumptions used in determining fair values are inherently subjective. Changes in these assumptions could result in materially different fair value measurements and affect the amounts assigned to identifiable assets, goodwill and other assets acquired and liabilities assumed. During the measurement period, which may not exceed one year from the BTC Inc and UTXO acquisition dates, we may adjust the preliminary purchase price allocation, as necessary. Such adjustments may be material and are generally recognized as adjustments to goodwill.

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
On June 30, 2026, we tested both the Media & Information Services and Asset Management reporting unit goodwill balances for impairment due primarily to stock price declines as well as a decrease in the price of Bitcoin. As a result of the goodwill impairment tests, we recognized total goodwill impairment of $105.2 million.
Within our Media & Information Services reporting unit, we recorded a goodwill impairment of $80.6 million on June 30, 2026. The reduction in value was primarily due to lower forecasted operating results as a result of the decline in Bitcoin price and a higher discount rate. The fair value of the Media & Information Services reporting unit was determined based on both income and market approaches. Significant assumptions used in the determination of the fair value include revenue growth, EBITDA margin, discount rate, terminal growth rate, and revenue and earnings multiples. As of September 30, 2026, the amount of goodwill after our impairment was $14.1 million for our Media & Information Services reporting unit.
Within our Asset Management reporting unit, we recorded a goodwill impairment of $24.6 million on June 30, 2026. The reduction in value was primarily due to lower forecasted operating results as a result of the decline in Bitcoin price and a higher discount rate. The fair value of the Asset Management reporting unit was determined based on both income and market approaches. Significant assumptions used in the determination of the fair value include revenue growth, EBITDA margin, discount rate, terminal growth rate, and revenue multiples. As of September 30, 2026, the amount of goodwill after our impairment was $5.1 million for our Asset Management reporting unit.

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
ITEM 4. CONTROLS AND PROCEDURES
Our Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective, as of September 30, 2026, due to the material weaknesses in internal control over financial reporting described in Part II, Item 9A of our Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Our Company is a party to various lawsuits, claims, and other legal proceedings that arise from time to time in the ordinary course of business, including but not limited to commercial disputes, intellectual property matters, and employment-related matters. In addition, our Company may bring claims or initiate lawsuits from time to time against various third parties with respect to matters arising out of the ordinary course of our Company’s business, including but not limited to commercial and intellectual property-related matters.

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
ITEM 1A. RISK FACTORS
Information regarding our risk factors appears in Item 1A of our Form 10-K, as supplemented by Part II, Item 1A of our Q2 Form 10-Q. The risks described in these reports, as well as additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K, as supplemented by the Q2 Form 10-Q, other than as set forth below. The risk factors set forth below update and supersede the corresponding risk factors included in the Form 10-K and the Q2 Form 10-Q.
Our Common Stock repurchase program may not enhance stockholder value, and any repurchases will diminish our cash reserves.
On June 10, 2026, our Board approved the adoption of a stock repurchase program (the “2026 Repurchase Program”), providing for the repurchase of up to $25.0 million of our outstanding shares of Common Stock. The 2026 Repurchase Program expires on December 31, 2026, does not obligate us to repurchase any dollar amount or number of shares, and may be modified, suspended, or discontinued by our Board at any time. As of September 30, 2026, we had not repurchased any shares under the 2026 Repurchase Program, and the full $25.0 million remained available. There can be no assurance that we will repurchase any shares under the 2026 Repurchase Program, that we will adopt any future repurchase program, or that any repurchases will enhance stockholder value. The market price of our Common Stock may decline if we modify, suspend, or discontinue the 2026 Repurchase Program, or if we do not repurchase shares at levels anticipated by investors. In addition, any repurchases may diminish our cash reserves, may reduce the resources available to satisfy our collateral obligations under the June Loan, and may not be made at optimal prices.
If we fail to maintain compliance with Nasdaq’s continued listing requirements, our Common Stock could be delisted.
Our Common Stock must satisfy Nasdaq’s continued listing requirements, including the requirement that its closing bid price be at least $1.00 per share. We are currently in compliance with Nasdaq’s continued listing requirements, but there is no assurance we will remain so in the future. On December 10, 2025, Nasdaq notified us that we were not in compliance with the minimum bid price requirement. After we effected a 1-for-40 reverse stock split on May 22, 2026, Nasdaq notified us on June 9, 2026, that we had regained compliance and that the matter was closed. As of November 9, 2026, the closing bid price of our Common Stock was $5.83 per share.
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

We have shifted our business strategy from healthcare operations to a Bitcoin operating company, which represents a fundamental change in our risk profile and may not be successful.
Prior to 2026, our primary business focus was on healthcare operations, in particular patient-centered holistic pain management medical services. In connection with our merger with Nakamoto Holdings, Inc., we added Bitcoin treasury operations to our business strategy, though our healthcare operations remained our core business. Then, in early 2026, we changed our name from Kindly MD, Inc. to Nakamoto Inc. to represent the pivot in our corporate strategy to focus on the acquisition and holding of Bitcoin as our primary treasury reserve asset. Following this pivot, we subsequently completed both the BTC Merger and UTXO Merger to support this shift in business strategy, as those companies are also in the Bitcoin ecosystem. Our healthcare clinics concluded operations on June 19, 2026, and the results of our legacy healthcare business are presented as discontinued operations. See Note 12 — Discontinued Operations. This transition in business strategy and operations involves several risks:
•Abandonment of Established Revenue Streams: Having exited our healthcare business, we have moved away from industry-specific revenue streams that provided a degree of predictability. Our financial performance is primarily driven by the market price of Bitcoin, which is notoriously volatile and subject to factors entirely outside our control, and the performance of our Bitcoin-related operations, which may also be positively or negatively impacted by the price of Bitcoin.

•Legacy Liabilities: Despite our pivot, we may be subject to potential “tail” liabilities related to our former healthcare operations, including potential medical malpractice claims, HIPAA data breach liabilities, or clinical trial disputes. The costs associated with defending or settling these legacy claims could diminish the cash reserves we intend to allocate toward our Bitcoin strategy.

•Investor Base Misalignment: Investors who purchased our stock for exposure to the healthcare sector may sell their shares as a result of this strategy shift, leading to increased downward pressure on our Common Stock price and heightened volatility during the transition period.

•Execution Risk: We may be unable to realize value from any remaining healthcare assets and the costs of winding down our healthcare business may exceed our estimates, which could reduce the resources available to execute our strategy.

If we are unable to successfully manage this transition, our financial condition and the market price of our Common Stock could decline significantly.
We have recorded and may in the future be required to record additional impairment charges related to goodwill and other intangible assets, which have adversely affected and could further adversely affect our financial results.
We have recorded goodwill and other intangible assets on our balance sheet in connection with our acquisitions. During the second quarter of 2026, we recorded non-cash goodwill impairment charges of $105.2 million, consisting of $80.6 million related to our Media & Information Services reporting unit and $24.6 million related to our Asset Management reporting unit. We tested goodwill for impairment as of June 30, 2026, as a result of stock price declines, and the impairment was primarily due to lower forecasted operating results as a result of the decline in price of Bitcoin and a higher discount rate. In the three months ended September 30, 2026, there were no additional events or circumstances that indicated any additional goodwill impairment. As of September 30, 2026, we had goodwill of $19.2 million and intangible assets of $91.1 million. We are required to test goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could lead to impairment of goodwill and other intangible assets include significant adverse changes in the business climate, declines in our financial condition or results of operations, an adverse action or assessment by a regulator, unanticipated competition, or a sustained decline in our Common Stock price or market capitalization. If we determine that our goodwill or other intangible assets are further impaired, we would be required to record additional non-cash impairment charges, which could be material to our financial results. Any such impairment charge would reduce our reported earnings and could have a material adverse effect on our Common Stock price.

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
On June 10, 2026, our Board approved the 2026 Repurchase Program, providing for the repurchase of up to $25.0 million of the Company’s outstanding shares of Common Stock. Under the 2026 Repurchase Program, the Company can purchase shares of Common Stock from time to time in the open market, in privately negotiated transactions, through one or more accelerated share repurchase agreements, pursuant to a Rule 10b5-1 trading plan, in transactions effected in accordance with Rule 10b-18, or otherwise in accordance with applicable securities laws and other requirements. The 2026 Repurchase Program will expire on December 31, 2026, and does not obligate the Company to repurchase any dollar amount or number of shares of Common Stock.
The following table presents details of our share repurchase transactions during the three months ended September 30, 2026:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2026 – July 31, 2026	-	$-	-	$25,000,000
August 1, 2026 – August 31, 2026	-	$-	-	$25,000,000
September 1, 2026 – September 30, 2026	-	$-	-	$25,000,000
Total	-	$-	-	$25,000,000
(1)The 2026 Repurchase Program was publicly announced on June 11, 2026, authorizes repurchases of up to $25.0 million of Common Stock and expires on December 31, 2026, unless earlier modified, suspended or discontinued by the Board. In connection with the 2026 Repurchase Program, on November 11, 2026, the Company entered into an amendment to its Rule 10b-18 Repurchase Plan (the “Repurchase Plan”), dated December 18, 2025, with TD Securities (USA) LLC (the “Broker”) whereby the Broker has agreed to act as a non-exclusive agent on behalf of the Company to repurchase shares of Common Stock in the open market pursuant to Rule 10b-18 of the Exchange Act. The Company will pay the Broker a commission at a rate of $0.015 for each share of Common Stock repurchased pursuant to the amendment to the Repurchase Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements.
During the three months ended September 30, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Items 408(a) and 408(c), respectively, of Regulation S-K.

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

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2026).
4.1	Form of Tradeable Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 6, 2026).
4.2	Form of Non-tradeable Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 6, 2026).
4.3
Amended and Restated Warrant Agent Agreement, dated October 1, 2026, by and between Nakamoto Inc. and Odyssey Transfer and Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 6, 2026).

4.4
Second Addendum to Warrant Agent Agreement, dated October 1, 2026, by and between Nakamoto Inc. and VStock Transfer, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 6, 2026).

10.1†#‡
Separation Agreement and Release, dated August 3, 2026, by and between Nakamoto Inc. and Tim Pickett (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2026).

18.1*	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.
**Furnished herewith.
†Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

#Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule (or similar attachment) will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.
+Indicates certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(2) or (10).
‡Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAKAMOTO INC.
(Registrant)

Date: November 12, 2026	By:	/s/ David Bailey
David Bailey
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Teresa Gendron
Teresa Gendron
Chief Financial Officer (Principal Financial Officer)